Form 10-Q
period 2025-09-30
Nomadar Corp.
filed 2025-11-21
CIK 1994214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-42924

NOMADAR CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	93-2969265
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5015 Highway 59 N Marshall, Texas	76570
(Address of Principal Executive Office)	(Zip Code)

(323) 672-4566

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.000001 per share	NOMA	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, $0.000001 par value per share, outstanding as of November 21, 2025, was 12,673,401.

NOMADAR CORP.

As used in this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our” and the “Company” mean Nomadar Corp. taken as a whole (unless the context indicates a different meaning).

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements reflect the current view about future events. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this quarterly report relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	our ability to effectively operate our business segments;

●	our ability to manage our research, development, expansion, growth and operating expenses;

●	our ability to evaluate and measure our business, prospects and performance metrics;

●	our ability to compete, directly and indirectly, and succeed in a highly competitive and evolving industry;

●	our ability to respond and adapt to changes in technology and customer behavior;

●	our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and

●	other factors (including the risks contained in the section of this quarterly report entitled “Risk Factors”) relating to our industry, our operations and results of operations.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

ii

NOMADAR CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$64,540	$417
Accounts receivable	199,233	16,240
Prepaid expenses	25,327	—
Total current assets	289,100	16,657
Loan receivable – related party, denominated in Euros	8,632,568	—
Deposit paid to related party	1,524,620	—
Interest receivable – related party, denominated in Euros	72,146	—
Total assets	$10,518,434	$16,657

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,831,931	$599,716
Accrued expenses	165,400	273,754
Contributed capital received in advance for stock payable – related party	1,341,421	—
Interest payable – stockholder loan	—	7,897
Convertible notes payable and accrued interest at fair value	1,096,205	—
Deferred revenue	25,878	8,324
Total current liabilities	4,460,835	889,691
Stockholder loan	—	488,664
Deferred liability – related party	644,994	—
Total liabilities	5,105,829	1,378,355

Commitments and contingencies (Note 3)

Stockholders’ equity (deficit):
Class A Common Stock; $0.000001 par value per share; 80,000,000 shares authorized; 12,368,718 and 11,581,218 issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	12	12
Class B Common Stock; $0.000001 par value per share; 10,000,000 shares authorized; 2,500,000 shares issued and outstanding at September 30, 2025 and December 31, 2024.	3	3
Additional paid-in capital	8,235,429	50,840
Accumulated deficit	(2,822,839)	(1,412,553)
Total stockholders’ equity (deficit)	5,412,605	(1,361,698)
Total liabilities and stockholders’ equity (deficit)	$10,518,434	$16,657

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOMADAR CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$378,099	$—	$877,669	$—
Cost of sales	72,594	—	343,688	—
Gross profit	305,505	—	533,981	—

Operating expenses:
General and administrative expenses	126,846	68,105	218,258	91,587
Professional fees	481,237	430,379	1,193,841	790,112
Gain on foreign currency transactions, net	(10,753)	—	(70,937)	—
Total operating expenses	597,330	498,484	1,341,162	881,699
Loss from operations	(291,825)	(498,484)	(807,181)	(881,699)

Other expense (income):
SEPA commitment fee and structuring fee	—	—	325,000	—
Loss from original issue discount on convertible notes payable	40,000	—	80,000	—
Change in fair value of convertible notes payable	63,267	—	96,205	—
Interest expense	22,274	1,929	34,852	3,365
Amortization of loan receivable premium – related party	139,194	—	139,194	—
Interest income – related party	(60,351)	—	(72,146)	—
Other expenses, net	204,384	1,929	603,105	3,365
Loss before provision for income taxes	(496,209)	(500,413)	(1,410,286)	(885,064)
Provision for income taxes	—	—	—	—
Net loss	(496,209)	(500,413)	(1,410,286)	(885,064)

Weighted average common shares outstanding – basic and diluted	14,868,718	19,056,962	14,114,444	25,590,929

Net loss per share attributable to common stockholders – basic and diluted	$(0.03)	$(0.03)	$(0.10)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOMADAR CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	25,910,000	$26	2,500,000	$3	—	$—	$18,226	$(39,562)	$(21,307)
Issuance of Class A Common Stock	750,000	1	—	—	—	—	14,999	—	15,000
Net loss	—	—	—	—	—	—	—	(109,508)	(109,508)
Balance at March 31, 2024	26,660,000	27	2,500,000	3	—	—	33,225	(149,070)	(115,815)
Issuance of Class A Common Stock	14,350	—	—	—	—	—	17,600	—	17,600
Surrender of Class A Common Stock	(15,093,132)	(15)	—	—	—	—	15	—	—
Net loss	—	—	—	—	—	—	—	(275,142)	(275,142)
Balance at June 30, 2024	11,581,218	$12	2,500,000	$3	—	$—	$50,840	$(424,212)	$(373,357)
Net loss	—	—	—	—	—	—	—	(500,413)	(500,413)
Balance at September 30, 2024	11,581,218	$12	2,500,000	$3	—	$—	$50,840	$(924,625)	$(873,770)

	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	11,581,218	$12	2,500,000	$3	—	$—	$50,840	$(1,412,553)	$(1,361,698)
Net loss	—	—	—	—	—	—	—	(291,321)	(291,321)
Balance at March 31, 2025	11,581,218	12	2,500,000	3	—	—	50,840	(1,703,874)	(1,653,019)
Issuance of commitment shares in conjunction with convertible note payable	37,500	—	—	—	—	—	300,000	—	300,000
Issuance of common stock pursuant to participative loan	750,000	—	—	—	—	—	7,884,589	—	7,884,589
Net loss	—	—	—	—	—	—	—	(622,756)	(622,756)
Balance at June 30, 2025	12,368,718	$12	2,500,000	$3	—	$—	$8,235,429	$(2,326,630)	$5,908,814
Net loss	—	—	—	—	—	—	—	(496,209)	(496,209)
Balance at September 30, 2025	12,368,718	$12	2,500,000	$3	—	$—	$8,235,429	$(2,822,839)	$5,412,605

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOMADAR CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(1,410,286)	$(885,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from original issue discount on convertible notes payable	80,000	—
Change in fair value of convertible notes payable	96,205	—
Non-cash issuance of commitment shares in conjunction with convertible note payable	300,000	—
Amortization of loan receivable premium – related party	139,194	—
Foreign exchange gain on loan receivable	(60,727)	—
Accretion of deferred liability – related party	26,152	—
Changes in operating assets and liabilities:		—
Accounts receivable	(182,993)	—
Deposit paid to related party	(1,524,620)
Interest receivable – related party	(72,146)	—
Prepaid expenses	(25,327)	—
Accounts payable	1,232,215	561,800
Accrued expenses	(108,354)	133,985
Interest payable – stockholder loan	(7,897)	3,365
Deferred revenue	17,554	—
Net cash used in operating activities	(1,501,030)	(185,914)

Cash Flows from Financing Activities:
Payments made on stockholder loan	(488,664)	—
Proceeds from stockholder loan	—	139,000
Payments made on deferred liability – related party	(207,604)	—
Contributed capital received in advance for stock payable – related party	1,341,421	—
Proceeds from issuance common stock	—	32,600
Proceeds from convertible notes payable, net of $80,000 discount	920,000	—
Net cash provided by financing activities	1,565,153	171,600

Net Change in Cash	64,123	(14,314)
Cash – Beginning of Period	417	14,630
Cash – End of Period	$64,540	$316

Noncash investing and financing activities:
Acquisition of loan receivable – related party for common stock issued and a deferred liability	$8,711,035	$—
Issuance of commitment shares in conjunction with convertible note payable	$300,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOMADAR CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Nomadar Corp. (the “Company” or “Nomadar”), is a Delaware Corporation and was organized on August 8, 2023. Previously known as Sportech City USA Corp, the Company is a sport technology business that will operate sport technology platforms and will offer consulting services in addition to the planned construction and subsequent operation of a multi-purpose event center. The Company offers an educational high performance training (“HPT”) program for young athletes to assimilate into elite soccer programs. The Company aims to operate soccer academies in the United States and Europe as well. The Company’s target market includes professional sports teams, athletes, coaches, and recreational sports enthusiasts. Nomadar is majority owned by Sport City Cádiz, S.L. (“Sport City” or “Sportech”).

The Company plans to generate revenue through subscription fees, sales of software licenses, consulting services, and commissions from facilitating transactions between athletes or teams. In the fragmented sports technology industry, the Company competes with other businesses by focusing on specific sports and providing unique technological solutions to its prospective clients.

The Company engaged in limited operations until 2025 when the Company began generating revenue from providing services under commercial contracts and purchase orders entered into in the ordinary course of business. On October 31, 2025 the Company completed the direct listing of its Class A common stock (the “Direct Listing”). Substantially all activity for the period from August 8, 2023 (inception) through October 31, 2025 relates to the Company’s formation and the registered direct listing, as well as the Company’s efforts to execute the exclusive license agreements further described in Note 3.

Going Concern

As of September 30, 2025, the Company had $64,540 in cash and a working capital deficit of $4,171,735. The Company has incurred a net loss of $1,410,286 during the nine months ended September 30, 2025. As of September 30, 2025, the Company had an accumulated deficit of $2,822,839. Further, the Company expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these unaudited condensed financial statements are available to be issued.

The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders and debt holders. Specifically, continuation is contingent on the Company’s ability to obtain necessary equity or debt financing to continue operations, and ultimately the Company’s ability to generate profit from future sales and positive operating cash flows, which is not assured.

The Company’s plans to address this uncertainty include obtaining future debt and equity financings. In addition, in November 2024, the Company entered into a binding capital contribution agreement with Sportech, as amended in June 2025, pursuant to which Sportech has agreed to provide up to $10 million to fund the business and operations of the Company in 2025, 2026, and 2027. Lastly, the Company entered into a financing arrangement with a third party on May 20, 2025 pursuant to which the third party may purchase up to $30 million of the Company’s Class A Common Stock, including funding a prepaid advance of $3 million, $0.5 million of which was funded at closing of the financing agreement on May 22, 2025, $0.5 million of which was funded on July 2, 2025, and $2 million of which was funded on November 4, 2025. There is no assurance that the Company’s plans to raise capital will be successful. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures to align with cash reserves, although there can be no guarantee that it will be successful in doing so. Accordingly, the Company may be required to raise additional cash through alternative debt or equity transactions. It may not be able to secure financing in a timely manner or on favorable terms, if at all. As a result, management’s plans cannot be considered probable and thus do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.

These accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Unaudited Financial Information

The Company’s unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for the interim financial reporting period and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and on the same basis as the Company prepares its annual audited financial statements. Pursuant to these rules and regulations, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the period presented are not necessarily indicative of the results that might be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2024. The condensed balance sheet as of December 31, 2024 has been derived from the audited financial statements of the Company, but does not include all of the disclosures required by GAAP.

During the nine months ended September 30, 2025, there were no changes to the Company’s significant accounting policies as described in the Company’s audited financial statements as of and for the year ended December 31, 2024, included in the amended Form S-1 as filed on October 10, 2025, except as described below.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loan Receivable – Related Party

The Company accounts for loan receivables in accordance with Accounting Standards Codification (“ASC”) 310, “Receivables.” Loan receivables acquired through assignment are initially recorded at the fair value of the consideration transferred, which includes equity issuances, and any deferred payment obligations (“Deferred Liability”). The loan receivable acquired on June 12, 2025, is classified as held to maturity and is measured at amortized cost, see Note 4 for more details.

The loan receivable is denominated in Euros. As a result, the carrying value is remeasured at each reporting period using the applicable spot exchange rate, and any resulting foreign exchange gain or loss is recognized in gain on foreign currency transactions, net within the condensed statement of operations.

Fixed interest is accrued based on the contractual rate, while variable interest tied to the borrower’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”) is recognized when the underlying financial information becomes available and the amount is reasonably estimable.

The Company evaluates the loan receivable for expected credit losses in accordance with ASC 326, Financial Instruments – Credit Losses. An allowance for credit losses is established at acquisition and updated periodically based on borrower performance, macroeconomic conditions, and other relevant factors. As of September 30, 2025, no allowance for credit losses was recorded.

The deferred liability related to the acquisition of the loan receivable is recorded at present value and is accreting over time using the effective interest method, with the accretion recognized as interest expense.

Convertible Notes Payable

The Company accounts for convertible promissory notes in accordance with ASC 480, Distinguishing Liabilities from Equity. Convertible notes issued under the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited company (“Yorkville”) are classified as liabilities and the Company has elected to measure the convertible notes at fair value at inception and at each reporting date, with changes in fair value recognized in earnings. The notes contain features that may result in settlement through the issuance of a variable number of shares based on a conversion price that is not fixed.

Revenue Recognition

Overview

The Company generates revenue from the following sources: (1) HPT program services and (2) contracts for events held at the Nuevo Mirandilla Stadium.

In accordance with ASC Topic 606 “Revenue Recognition,” the Company recognizes revenue from contracts with customers using a five-step model, which is described below:

●	identify the customer contract;

●	identify performance obligations that are distinct;

●	determine the transaction price;

●	allocate the transaction price to the distinct performance obligations; and

●	recognize revenue as the performance obligations are satisfied.

Identify the customer contract

A customer contract is generally identified when there is approval and commitment from both the Company and its customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability is probable. Specifically, the Company obtains written/electronic signatures on contracts and purchase orders, if said purchase orders are issued in the normal course of business by the customer.

Identify performance obligations that are distinct

A performance obligation is a promise by the Company to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies.

Allocate the transaction price to distinct performance obligations

The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer. If a contract contains multiple performance obligations, the Company accounts for individual performance obligations separately, if they are distinct. The standalone selling price reflects the price the Company would charge for a specific piece of equipment or service if it was sold separately in similar circumstances and to similar customers.

Recognize revenue as the performance obligations are satisfied

Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

HPT Program

In August 2024, the Company entered into the HPT License Agreement with Club de Fútbol, S.A.D. (“Cádiz CF”), granting Nomadar the exclusive rights to the High Performance Training Program, being the exclusive rights to the business, know-how, and general operations of the Nomadar HPT. Under this licensing agreement, the Company enters into contracts with third-party fútbol academies which select certain players from their own program to be trained by Nomadar under the HPT experience. Revenues generated through the Nomadar HPT are derived from the players participating in the program. Each customer pays a monthly or per session fee to the Company based on the number of athletes admitted into the program. Nomadar is responsible for providing the athletes with housing and board, access to education, high-level training including individual technical training, official training kits, and full immersion into the La Liga First Division fútbol club experience.

The Company concluded that the services provided under the HPT program contracts represent a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer. Accordingly, the Company recognizes revenue for the related services as such distinct services are performed over time.

During the three and nine months ended September 30, 2025, the Company recognized revenue of $93,772 and $414,854, respectively, related to its HPT program. The Company recognized deferred revenue of $25,878 and $0 related to the HPT program as of September 30, 2025 or December 31, 2024, respectively.

Stadium Events

On October 30, 2024, the Company and Cádiz CF entered into an agreement (the “Stadium Agreement”), pursuant to which Cádiz CF granted to Nomadar a temporary, non-exclusive right to use the Nuevo Mirandilla Stadium (“Mirandilla Stadium”). The Company has engaged third-party event coordinators to host events at Mirandilla Stadium. Under these contracts, the Company is responsible for the assignment of space within Mirandilla Stadium to the event coordinators, the facilitation of access necessary for event setup, execution, and dismantling, the provision of lighting, sound, access control, hostess services, and the stage for the event, and the compliance with all legal and regulatory requirements needed for the execution of the event. These contracts include a non-refundable up-front fee due at the closing of the contract as well as variable consideration in the form of a percentage of ticket sales earned by the event coordinator. Pursuant to the Stadium Agreement, the Company has agreed to assume in full all those expenses incurred by Cádiz CF that are necessary and duly justified to guarantee the correct exploitation of Mirandilla Stadium. This obligation includes, but is not limited to, all costs associated with technical, logistical, maintenance, cleaning, supplies, security, personnel, insurance, licenses and any other service or action essential to ensure the correct provision of the service and the proper development of the contracted activity. Additionally, any expense derived from legal, technical or administrative requirements that Cádiz CF must face due to the activity that is the subject of the Stadium Agreement will also be fully reimbursed by the Company, upon presentation of the appropriate supporting documents, including any costs of a fiscal or tax nature (including direct or indirect taxes that may eventually be claimed from the club) that Cádiz CF may incur in the future because of the execution the Stadium Agreement. The Stadium Agreement has a term of ten (10) years, and may be extended for additional periods. There are no fixed minimum recurring payments due by Nomadar to Cádiz CF under the Stadium Agreement.

Deferred revenue balances as of December 31, 2024 consist of the up-front fee paid to the Company at the time of closing of the contract. Deferred revenue is recognized in revenue upon occurrence of the event. As of September 30, 2025 and December 31, 2024, all of the Company’s deferred revenue attributable to stadium events were reported as current liabilities in the accompanying condensed balance sheet in the amount of $0 and $8,324, respectively. The up-front fee was recorded within accounts receivable on the accompanying balance sheet as of December 31, 2024 and collected during the nine months ended September 30, 2025. The Company recognized revenue of $284,327 and $462,815 related to the hosting of stadium events during the three and nine months ended September 30, 2025, respectively.

In accordance with ASC 606-10-50-13, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. Due to the nature of the Company’s contracts, these reporting requirements are not applicable, because the majority of the Company’s remaining contracts meet certain exemptions as defined in ASC 606-10-50-14 through 606-10-50-14A, including (i) performance obligation is part of a contract that has an original expected duration of one year or less and (ii) the right to invoice practical expedient.

Cost of Sales

The Company’s cost of sales consists of costs incurred related to the execution of the Company’s HPT program and stadium events.

For the HPT program, cost of sales includes housing and travel of the athletes, equipment, and coaching provided in the training program. These costs are recorded in the period in which the corresponding revenue is earned.

For stadium events, cost of sales includes all expenses incurred to facilitate the hosting of events at Mirandilla Stadium under the Stadium Agreement with Cádiz CF. These costs include, but are not limited to, technical and logistical support, maintenance, cleaning, supplies, security, personnel, insurance, licenses, lighting, sound, access control, hostess services, and staging in addition to third party vendor cost associated with the events. Additionally, the Company reimburses Cádiz CF for any legal, technical, administrative, or tax-related costs incurred as a result of the event activities. These costs are recognized in the period in which the related event revenue is earned.

Fair Value of Financial Instruments

In accordance with ASC 820 Fair Value Measurements and Disclosures, the Company uses a three-level hierarchy for fair value measurements of certain assets and liabilities for financial reporting purposes that distinguishes between market participant assumptions developed from market data obtained from outside sources (observable inputs) and the Company’s own assumptions about market participant assumptions developed from the best information available to us in the circumstances (unobservable inputs). The fair value hierarchy is divided into three levels based on the source of inputs as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management. The carrying amount of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, deferred revenue, and interest payable approximated their fair values as of September 30, 2025 and December 31, 2024.

Net Loss Per Common Share

The Company accounts for earnings or loss per share pursuant to ASC 260, “Earnings per Share,” which requires disclosure on the financial statements of “basic” and “diluted” earnings or loss per share. Basic loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalent, if dilutive. Potentially dilutive securities are excluded from the computation of diluted net loss per share when the effect of their inclusion would be anti-dilutive. For all periods presented, basic and diluted net loss per share are the same, as any additional share equivalents would be anti-dilutive. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the Nine Months Ended September 30,
	2025	2024
Convertible notes payable	125,000	—
Total	125,000	—

Recent Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, companies are required to disclose additional information about income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 for public business entities. The standard is required to be adopted on a prospective basis; however, retrospective application is permitted. The accounting pronouncement is not expected to have a material impact on the Company’s related disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which will require additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard will be effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the estimation of credit losses on current accounts receivable and contract assets by allowing the election of a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The guidance in this ASU is effective for fiscal years beginning after December 15, 2025 and for interim periods within those fiscal years. Early adoption is permitted. If adopted in an interim period, entities are required to apply the new guidance as of the beginning of the annual reporting period that includes such interim period. The Company is currently assessing the impact this ASU will have on the financial statements and footnote disclosures.

NOTE 3. COMMITMENTS AND CONTINGENCIES

Exclusive License Agreements With Related Party

In August 2024, the Company entered into two exclusive licensing agreements with Cádiz CF S.A.D (“Cádiz CF”), one related to HPT activities and one related to the brand Mágico González, the “HPT Agreement” and the “Mágico González Agreement,” respectively. Each contract has a term of twenty years, and can be terminated under mutual agreement between both Cádiz CF and Nomadar, or through a breach of the contract terms. Pursuant to the HPT Agreement, the Company will pay a royalty equivalent to 15% of the net sales, defined as sales revenue less cost of goods sold, obtained as remuneration for the use of the HPT know-how regulated under the agreement. During the nine months ended September 30, 2025 and 2024, the Company recorded royalty fees under the HPT Agreement in the amount of $7,904 and $0, respectively, within cost of sales on the accompanying unaudited condensed statement of operations, and none under the Mágico González agreement. Pursuant to the Mágico González Agreement, the Company will pay a royalty equivalent to 15% of the net sales obtained as remuneration for the transfer of the trademark use regulated under the agreement. Payment will be made within thirty days of the fiscal year end. For more information on the licensing agreements, see Note 4.

NOTE 4. RELATED PARTY TRANSACTIONS

Loan Receivable – Related Party

On June 12, 2025, the Company entered into an agreement (the “Assignment Agreement”) with Cádiz CF for the assignment of a participative loan agreement (the “Participative Loan”) to the Company. The Participative Loan was previously held between Cádiz CF and Sportech. Pursuant to the Assignment Agreement, the Company became the new lender and Sportech remained as the borrower.

The Participative Loan is denominated in Euros (€) and had an outstanding principal balance of €6.8 million at the time of assignment, which was approximately $7.9 million USD based on the exchange rate on the assignment date. The Participative Loan is due on February 23, 2027 and carries a fixed interest rate of 3% per annum, plus a variable interest rate equivalent to 1.5% of the EBITDA of the previously completed fiscal year of the borrower. Interest earned on the Participative Loan is payable upon maturity.

The Company acquired the Participative Loan through a non-monetary exchange, which was accounted for at fair value in accordance with ASC 845 and ASC 820. The fair value of the Participative Loan was determined to be $8,711,035, which equals the aggregate fair value of the consideration transferred. The difference between the fair value of the Participative Loan and its outstanding principal balance was recognized as a premium of $787,675. The premium is being amortized over the term of the Participative Loan.

In exchange for the Participative Loan, the Company issued 750,000 shares of Class A Common Stock and agreed to a deferred cash payment of $1,000,000, due within 24 months. The shares of Class A Common Stock had a fair value of $7,884,589. The deferred payment was initially recorded at its present value of $826,446 using the effective interest method. The deferred payment is being accreted monthly and is presented as deferred liability – related party on the accompanying condensed balance sheet. During the three months ended September 30, 2025 the Company repaid $207,604 of the deferred payment.

For the three and nine months ended September 30, 2025, the Company recorded $21,873 and $26,152 of accretion expense, respectively, as a result of the deferred payment. The accretion expense is presented as a component of interest expense – related party in the accompanying condensed statement of operations.

The total fair value of the consideration transferred was $8,711,035, which equaled the fair value of the Participative Loan received.

Because the Participative Loan is denominated in Euros, its carrying value is remeasured at each reporting period using the applicable exchange rate. For the three and nine months ended September 30, 2025, the Company recognized a gain on foreign currency remeasurement of $6,900 and $60,727, respectively. The gain on foreign currency remeasurement of the Participative Loan is presented in gain on foreign currency transactions, net in the accompanying condensed statement of operations.

The Company recognized interest income – related party of $60,351 and $72,146 during the three and nine months ended September 30, 2025, respectively, related to the fixed interest rate on the Participative Loan in the accompanying condensed statement of operations. Additionally, the Company recognized expenses relating to the amortization of the loan receivable premium - related party in the amount of $139,194 during the nine months ended September 30, 2025 in the accompanying condensed statement of operations.

Stockholder Loan

On September 1, 2023, the Company entered into a line of credit (the “stockholder loan”) with its majority stockholder Sport City Cádiz, S.L. (the “Stockholder” or “Sport City” or “Sportech”). The aggregate outstanding borrowings under the agreement, as amended, with the Stockholder will not exceed $1,000,000 and will maintain an interest rate of 4.19%. There were no upfront fees or commitment fees paid by the Company in connection with the line of credit agreement. Individual draws and repayments are planned to be transacted in U.S. Dollars (“USD”).

During the nine months ended September 30, 2025, the Company drew and repaid $0 and $488,664 on the stockholder loan, respectively. During the nine months ended September 30, 2024, the Company drew and repaid $139,000 and $0 on the stockholder loan, respectively. During the third quarter of 2025, the Company repaid this loan and accrued interest in full. The stockholder loan is carried at cost until repayment and has a maturity date of December 31, 2029. The Company incurred $8,819 and $3,365 of interest expense during the nine months ended September 30, 2025 and 2024, respectively, in connection with interest due on the stockholder loan. The total amount of interest due is $0 and $7,897 as of September 30, 2025 and December 31, 2024, respectively.

Exclusive License Agreements

Pursuant to the HPT Agreement, Cádiz CF has planned and developed the HPT program which provides the opportunity for youth fútbol players to become immersed in La Liga First Division fútbol club where they receive access to training methods and coaching. Cádiz CF declares to be the holder of the know-how and practical knowledge necessary for the standardized development of the HPT program. Through the licensing agreement, Cádiz CF grants the Company the right to use the HPT know-how as described in Note 2. During the three and nine months ended September 30, 2025 Company generated revenue of $93,772 and $414,854, respectively, related to the programs held under the HPT Agreement. During the three and nine months ended September 30, 2025, the Company incurred expenses of $49,360 and $258,324, respectively, related to the programs held under the HPT Agreement.

Prior to the Mágico González Agreement, Cádiz CF exclusively owned and had the right to manage the brand rights derived from the nickname by which the former fútbol player Mr. González Barillas is internationally known, “Mágico González,” and also owns the Spanish trademark, “Mágico González.” Pursuant to the Mágico González Agreement, the Company is granted the right to use the trademark exclusively for the following products and services: sports and non-sports clothing, sports equipment, nonalcoholic beverages, stationery products, merchandising products, household items, exploitation of bars and restaurants, sports events, cultural and musical events, and for commercial, advertising, and any other activities related to the Company’s business worldwide except in Spain. The initial term of the Mágico González Agreement is twenty years from the effective date of the contract. The Company did not generate any revenue or incur any expenses related to the Mágico González Agreement through September 30, 2025.

Contribution Capital Received in Advance for Stock Payable

In November 2024, the Company entered into a binding capital contribution agreement with Sportech, as amended in June 2025, pursuant to which Sportech has agreed to provide up to $10 million to fund the business and operations of the Company in 2025, 2026, and 2027, with $2 million payable in 2025, $6 million payable in three tranches in 2026, and $2 million payable in one tranche in 2027, in each case conditioned on the then-current listing of the Company on a U.S. national stock exchange.

On each funding date, in consideration for the cash contribution on such funding date, the Company will issue to Sportech a number of shares of Common Stock, calculated based on the current trading price of our Common Stock, pursuant to the applicable rules of the exchange. During the nine months ended September 30, 2025, the Company received $1,341,421 in capital contributions related to the $2 million tranche scheduled for 2025. As of September 30, 2025, no shares had been issued in connection with this contribution. The Company recorded the capital contributions in contributed capital received in advance for stock payable – related party on the accompanying condensed balance sheet. Subsequent to the balance sheet date, Sportech completed the funding of the first $2 million, and on November 20, 2025, the Company issued 260,433 shares of Common Stock to Sportech in respect of the contributed capital received.

Stadium Agreement

The Company entered into the Stadium Agreement with Cádiz CF whereby Cádiz CF granted the Company with temporary, non-exclusive rights to use the Nuevo Mirandilla Stadium and organize events to be held at the Stadium. The Stadium Agreement has a duration of ten years and may be extended for additional periods upon agreement of the parties. Refer to Note 2. for information related to the recognition of revenue earned pursuant to the Stadium Agreement.

Deposit Paid to Related Party

On November 10, 2025, Sportech entered into an urban development agreement (the “Development Agreement”) with the Honorable City Council of El Puerto de Santa María (the “City”), pursuant to which, upon the terms and conditions set forth in the Development Agreement, the City has agreed to enable the urban development of a plot of land located at Puerto de Santa María, Spain (the “Property”), through its inclusion within a New Urban Development Transformation Area, in accordance with Article 31 of the LISTA Act and Article 50 of its implementing Regulation. The Company is not a party to the Development Agreement. The Property is the intended site for the Company’s Sportech City real estate development project.

As of September 30, 2025, the Company has paid deposits amounting to $1,524,620, representing payments made to Sportech. On November 17, 2025, the Company entered into a land lease agreement and purchase option with Sportech, pursuant to which Sportech has agreed to lease the Company a property, for an initial term of three years from the date of the lease agreement, which may be extended for an additional two year period by mutual agreement between the Company and Sportech (See Note 9). The Company intends to apply these advanced funds to the aforementioned lease agreement.

NOTE 5. Fair Value Measurement

Yorkville Convertible Notes Payable

The Company follows the guidance in ASC 820 Fair Value Measurements and Disclosures for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the Yorkville convertible notes payable represents a Level 3 measurement. See Note 6 for information relating to the Yorkville convertible notes payable.

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025	December 31, 2024
Liabilities:
Convertible Notes Payable	3	$1,096,205	$—

The measurement of fair value of the Yorkville convertible notes payable was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, term, volatility, risk-free rate, and probability of optional redemption). Refer to Note 6 for further details.

For the nine months ended September 30, 2025, the Company recognized a loss of  $96,205 resulting from changes in the fair value of the Yorkville convertible notes payable.

The following table sets forth a summary of the changes in the fair value of the Yorkville convertible notes payable which is a Level 3 financial liability measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2024	$—
Issuance of Yorkville convertible notes	1,000,000
Change in fair value	96,205
Balance at September 30, 2025	$1,096,205

NOTE 6. Convertible Notes Payable

Convertible Notes Payable (Yorkville)

On May 22, 2025, in connection with and pursuant to the terms of the SEPA with Yorkville, (see Note 7 for further details), Yorkville agreed to advance to the Company, in exchange for convertible notes payable, an aggregate principal amount of up to $3,000,000, $500,000 of which was funded at the Closing in exchange for the issuance by the Company of a Convertible Note Payable (the “Yorkville Convertible Note #1”); $500,000 of which was funded on July 2, 2025 in exchange for the issuance of a Convertible Note Payable (the “Yorkville Convertible Note #2”); and $2,000,000 which was funded on November 4, 2025 (See Note 9).

The Company received net proceeds of $460,000 after an original issue discount of $40,000 during the three months ended June 30, 2025 as a result of Yorkville Convertible Note #1. The Company received additional net proceeds of $460,000 after an original issue discount of $40,000 during the three months ended September 30, 2025 as a result of Yorkville Convertible Note #2. The original issuance discounts were expensed in the accompanying condensed statement of operations under loss from original issue discount on convertible notes payable.

Yorkville Convertible Note #1 and Yorkville Convertible Note #2 (together the “Yorkville Notes”) have a maturity date of May 22, 2026, and accrue interest at 8% per annum, subject to an increase to 18% per annum upon an event of default. As of September 30, 2025, no events of default have occurred.

The Yorkville Notes require that beginning on October 22, 2025, and continuing on the same day of each successive month thereafter (each, an “Installment Date”), the Company shall repay accrued and unpaid interest on each of the first four Installment Dates. Thereafter, the Company shall repay the principal amount of $125,000, plus accrued and unpaid interest, on each remaining Installment Date until the respective convertible notes payable is fully repaid.

Additionally, Yorkville has the right to convert any portion of the outstanding principal under the Yorkville Notes into shares of Class A common stock at any time, subject to certain limitations. The number of shares issuable upon conversion is equal to the amount of principal to be converted (as specified by Yorkville) divided by the applicable Conversion Price, which may be either:

●	the fixed price of $8.00 per share (the “Fixed Price”), or
●	the variable price (the “Variable Price”, defined as 95% of the lowest daily Volume Weighted Average Price (VWAP) of the Class A common stock during the 10 consecutive trading days immediately preceding the conversion date, but which Variable Price shall not be lower than $1.60 (the “Floor Price”).

Yorkville will not have the right to convert any portion of the principal to the extent that, after giving effect to such conversion, Yorkville would beneficially own more than 4.99% of the total number of shares of Class A common stock outstanding immediately after such conversion.

Additionally, the Company, at its option, shall have the right, but not the obligation, to redeem early a portion or all amounts outstanding under the Yorkville Notes at a redemption amount equal to the outstanding principal balance being repaid or redeemed, plus a 10% prepayment premium, plus all accrued and unpaid interest. Such early redemption may only be exercised if (i) the Company provides Yorkville with no less than ten trading days’ prior written notice, and (ii) on the date such notice is issued, the VWAP of the Class A common stock is less than the Fixed Price.

As of September 30, 2025, the principal amount outstanding under the Yorkville Notes is $1,000,000. During the three and nine months ended September 30, 2025, the Company recorded interest expense of $22,274 and $34,852 in connection with the Yorkville Notes, respectively.

The Company has elected to record the Yorkville Notes at fair value at the date of issuance and in subsequent reporting periods. The fair value of Yorkville Convertible Note #1 as of May 22, 2025 was $500,000. The Company used a Monte Carlo simulation model in order to determine Yorkville Convertible Note #1’s fair value at May 22, 2025, with the following inputs: the fair value of the Company’s common stock of $8.00 on the issuance date, estimated equity volatility of 70%, the time to maturity of 0.89 years, a discounted market interest rate of 20.0%, a risk free rate of 4.13%, and probability of optional redemption 5.0%.

The fair value of Yorkville Convertible Note #2 as of July 2, 2025 was $500,000. The Company used a Monte Carlo simulation model in order to determine Yorkville Convertible Note #2’s fair value at July 2, 2025, with the following inputs: the fair value of the Company’s common stock of $8.00 on the issuance date, estimated equity volatility of 78%, the time to maturity of 0.84 years, a discounted market interest rate of 20.0%, a risk free rate of 3.99%, and probability of optional redemption 5.0%.

During the three and nine months ended September 30, 2025, the Company recorded a loss of $63,267 and $96,205 related to the change in fair value of the Yorkville Notes, respectively. The fair value of the Yorkville Notes as of September 30, 2025 was $1,096,205. The Company used a Monte Carlo simulation model in order to determine the Yorkville Notes fair value at September 30, 2025, with the following inputs: the fair value of the Company’s common stock of $8.96 on September 30, 2025, estimated equity volatility of 71%, the time to maturity of 0.64 years, a discounted market interest rate of 20.0%, a risk free rate of 3.83%, and probability of optional redemption 5.0%.

NOTE 7. STOCKHOLDERS’ EQUITY

On January 15, 2025, the Company reduced the number of authorized shares of capital stock from 1,000,000,000 shares to 100,000,000 shares. The number of authorized shares of Class A Common Stock, having a par value of $0.000001, was reduced from 800,000,000 to 80,000,000. The number of authorized shares of Class B Common Stock, having a par value of $0.000001, was reduced from 50,000,000 to 10,000,000. The number of authorized shares of Class C Common Stock, having a par value of $0.000001, was reduced from 75,000,000 to 0. The number of authorized shares of Preferred Stock, having a par value of $0.000001, was reduced from 75,000,000 to 10,000,000.

Class A Common Stock

As of September 30, 2025, the Company is authorized to issue 80,000,000 shares of Class A Common Stock with a par value of $0.000001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share and are entitled to receive dividends when and as declared by the Board of Directors, subject to the preferential rights of the holders of the Preferred Stocks. Holders of the Company’s Class A Common Stock have no preemptive or similar rights or conversion rights. In the event of a voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of the Company, holders of Class A Common Stock will be entitled to share, ratably, in all assets remaining available for distribution after payment of all liabilities and after provision is made for each class of capital stock having preference over the Class A Common Stock, the Preferred Stock.

Upon formation of the Company, 25,000,000 shares of Class A Common Stock were issued to the majority shareholder, Sportech, at par. On May 10, 2024, 2,750,000 of these shares were resold to minority shareholders. On July 31, 2024, the Company entered into a Stock Surrender Agreement, pursuant to which the majority shareholder surrendered 15,093,132 shares of Class A Common Stock for no value. These shares were deemed to be cancelled.

The Company entered into various Subscription Agreements with their minority shareholders. Under these combined agreements, the Company seeks to raise in total up to $200,000 in proceeds in exchange for the issuance of up to 10 million Class A Common Stock shares to U.S and non-U.S. persons. During the nine months ended September 30, 2024, the Company issued 750,000 shares of Class A Common Stock under these agreements and received proceeds of $15,000. No shares were issued under these agreements during the nine months ended September 30, 2025. All shares issued under these agreements were outstanding as of September 30, 2025.

During the nine months ended September 30, 2025, the Company issued 750,000 shares of Class A Common Stock in connection with the Participative Loan further described in Note 4.

Class B Common Stock

As of September 30, 2025, the Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.000001 per share. Upon formation of the Company, 2,500,000 shares of Class B Common Stock were issued to the Company’s majority stockholder at par. Holders of the Company’s Class B Common Stock are entitled to twenty votes for each share and are entitled to receive dividends when and as declared by the Board of Directors, subject to the preferential rights of the holders of the Preferred Stocks. Holders of the Company’s Class B Common Stock have no preemptive or similar rights or conversion rights. In the event of a voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of the Company, holders of Class B Common Stock will be entitled to share, ratably, in all assets remaining available for distribution after payment of all liabilities and after provision is made for each class of capital stock having preference over the Class B Common Stock, the Preferred Stock. As of September 30, 2025, there were 2,500,000 shares of Class B Common Stock issued and outstanding with the majority stockholder.

Class C Common Stock

Effective January 15, 2025, the Company eliminated the authorization to issue shares of Class C Common Stock with a par value of $0.000001 per share. Prior to the Company eliminating the authorization to issue shares of Class C Common Stock, no such shares had been issued or were outstanding since the Company’s inception.

Preferred Stock

As of September 30, 2025, the Company is authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.000001 per share. Holders of the Company’s Preferred Stock are entitled to zero votes for each share. The Board of Directors of the Company is hereby expressly authorized to provide for the issue of all or any of the shares of the Preferred Stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, if any, and such designations, powers, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors. As of September 30, 2025, there were no such designations of any series of Preferred Stock nor were there any shares of Preferred Stock issued or outstanding.

Yorkville SEPA

On May 20, 2025, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, subject to certain conditions, the Company shall have the option, but not the obligation, to sell to Yorkville, and Yorkville shall subscribe for, an aggregate amount of up to up to $30,000,000 of the Company’s shares of Class A common stock, par value $0.0001 per share, at the Company’s request any time during the commitment period commencing on May 20, 2025 and terminating on the 36-month anniversary of the SEPA (the “SEPA Option”).

Although the agreement was executed on May 20, 2025, the Company accounted for the transaction as of May 22, 2025, the date on which the funds were received in connection with the first convertible note issued under the SEPA. This recognition date aligns with US GAAP guidance, which requires financial instruments to be recognized when the entity becomes a party to the contractual provisions and the consideration is received. Pursuant to the SEPA, the Company issued Yorkville the Yorkville Notes (Note 6 – Convertible Notes Payable).

Each advance (each, an “Advance”) the Company requests under the SEPA (notice of such request, an “Advance Notice”) may be for a number of shares of Class A common stock up to the greater of (i) 10,000 shares or (ii) such amount as is equal to 100% of the average daily volume traded of the Class A common stock during the five trading days immediately prior to the date the Company requests each Advance. The shares would be purchased, at the Company’s election, at a purchase price equal to, either:

(i)	95% of the average daily Volume Weighted Average Price (“VWAP”) of the Class A Common Stock on the Nasdaq Stock Market (“Nasdaq”), subject to certain conditions per the SEPA (Option 1), or
(ii)	96% of the lowest daily VWAP of the Class A Common Stock during the three trading days commencing on the Advance Notice date, subject to certain conditions per the SEPA (Option 2).

Yorkville may not purchase shares that would result in it and its affiliates beneficially owning more than (i) 4.99% of the Company’s outstanding Class A common stock, or (ii) more than 19.99% of the total outstanding shares of Class A and Class B common stock immediately prior to the execution of the SEPA, unless, in the case of the limitation in this clause (ii), shareholder approval to exceed such cap is obtained.

The SEPA Option was evaluated under ASC 815 and determined to be a freestanding financial instrument which did not meet the criteria to be accounted for as a derivative financial (asset) instrument, nor to be recognized within equity.

The SEPA Option was determined to have an insignificant fair value at both May 22, 2025 and September 30, 2025, based on management’s valuation using appropriate market inputs and assumptions.

In connection with the execution of the SEPA, the Company paid a cash structuring fee to Yorkville in the amount of $25,000 (the “Structuring Fee”). Additionally, the Company issued to Yorkville 37,500 shares of Class A common stock (the “Commitment Shares”) as a commitment fee, having an aggregate fair value of $300,000 at issuance. The aggregate fair value of the Structuring Fee and the Commitment Shares, totaling $325,000, was recorded on the accompanying condensed statement of operations under SEPA commitment fee and structuring fee as an expense upon execution of the SEPA.

Pursuant to the SEPA, while a balance remains outstanding under the Yorkville Notes, Yorkville may deliver an investor notice to receive shares in exchange for repayment of principal and interest. The number of shares issued is determined using the Conversion Price defined in the convertible note agreement, which is based on a VWAP formula and subject to a Floor Price. While any balance remains outstanding under the Yorkville Notes, the Company may not deliver Advance Notices under the SEPA unless an amortization event has occurred.

The SEPA will automatically terminate on the earlier of (i) the 36-month anniversary of the SEPA (unless Convertible Notes remain outstanding), or (ii) the date Yorkville has purchased shares equal to the full commitment amount of $30,000,000. The Company may terminate the SEPA at no cost with five trading days’ written notice, provided there are no outstanding Advance Notices and all amounts owed to Yorkville under the SEPA and the Yorkville Notes have been paid. Termination may also occur by mutual written consent.

There were no Advance Notices issued pursuant to the SEPA during the nine months ended September 30, 2025 or as of the date that these financial statements were issued.

Stock Based Compensation

On January 15, 2025, the Company adopted the Nomadar Corp. 2025 Omnibus Equity Incentive Plan (the “Plan”). The Plan reserves up to 3,000,000 shares of Class A Common Stock for issuance thereunder. As of the date that these condensed financial statements were available to be issued, there were no awards granted under the Plan.

On January 15, 2025, the Company approved a non-employee director compensation policy which authorizes the Company to award an inaugural option to purchase 40,000 shares of the Company’s Class A Common Stock, an annual option award to purchase 30,000 shares of the Company’s Class A Common Stock, and an annual cash compensation component for board and committee members and chairs. The annual retainers payable to non-employee directors for service on our board of directors and its committees are (i) $30,000 for service on our board of directors, (ii) $4,000 for service on the nominating and corporate governance committee, (iii) $5,000 for service on the compensation committee, (iv) $6,000 for service on the audit committee, (v) an additional $20,000 for the chair(s) of our board of directors, (vi) an additional $6,000 for the chairman of each of the compensation committee and the nominating and corporate governance committee, and (vii) an additional $8,000 for the chairman of the audit committee. The Company’s obligations to furnish these payments will began following the completion of the Direct Listing. As of the date that these condensed financial statements were available to be issued, there were no awards granted or compensation earned under this policy.

NOTE 8. SEGMENT INFORMATION

The Company completed its Direct Listing on October 31, 2025. The Company operated as one operating segment with a focus on its efforts to complete the Direct Listing prior to the completion of the Direct Listing. Following the completion of the Direct Listing, the Company continues to operate as a single operating segment with a focus on growing its revenue-generating activities. The Company had engaged in limited operations until 2025 when the Company began generating revenue from providing services under commercial contracts and purchase orders related to its HPT program and event management. The Company’s Chief Executive Officer (“CEO”), as the chief operating decision maker, manages and allocates resources to the operations of the Company based on the line items included within these condensed financial statements and evaluates segment performance based on net loss. This enables the CEO to assess the overall level of available resources and determine how best to deploy these resources across functions, potential service lines, and development projects in line with the long-term company-wide strategic goals. Following the completion of the Direct Listing, the Company continues to evaluate its operating segments and the information reviewed by the CEO as its revenue generating activities grow.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the condensed financial statements were available to be issued.

On October 31, 2025, in connection with the completion of the Direct Listing, the Company issued Clear Street LLC (“Clear Street”), its financial advisor in the Direct Listing, 11,905 shares of Common Stock, for services provided by Clear Street in connection with the Direct Listing.

On November 4, 2025 the Company issued Yorkville a convertible note payable agreement (Yorkville Convertible Note #3) with a principal value of $2,000,000 pursuant to the SEPA (Note 6 – Convertible Notes Payable and Note 7 - Equity). The Company received $1,810,000, net of commissions and fees. Subsequently, on November 18, 2025, Yorkville converted $258,767 of such note into 32,345 shares of Common Stock.

On November 17, 2025, the Company entered into a land lease agreement and purchase option (the “Lease Agreement”) with Sportech, pursuant to which Sportech, as the owner of a plot of land located at Puerto de Santa Maria, Spain, as further described in the Lease Agreement (the “Property”), has agreed to lease the Company the Property, for an initial term of three years from the date of the Lease Agreement, which may be extended for an additional two year period by mutual agreement between the Company and Sportech.

On November 20, 2025, we issued Sportech 260,433 shares of Common Stock pursuant to the Contribution Agreement in consideration of approximately $2.26 million provided by Sportech to the Company as of the date thereof. Such issuance was unanimously approved by all members of the Audit Committee of the Board of Directors. The shares were issued at a price of $8.68 per share, representing the closing price of the Common Stock on the date of committee approval.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the condensed financial statements and notes thereto appearing elsewhere in this report. References to “we,” “our,” “us,” and “Company” refer to Nomadar Corp.

Overview

Company Overview and Recent Developments

We are the innovation arm of Cádiz CF, a professional soccer club which currently competes in the Segunda División. We currently have four proposed business verticals, which are in various stages of development. We are also majority owned by Sport City Cádiz, S.L. (“Sport City” or “Sportech”)

We engaged in limited operations until 2025 when we began generating revenue from providing services under commercial contracts and purchase orders entered into in the ordinary course of business. On January 10, 2025, we entered into the Framework Agreement with Cádiz CF, whereby, among other things, Cádiz CF agreed to provide technical training staff for players enrolled in our programs, and we agreed to integrate our training methodologies into Cádiz CF’s training sessions. The Framework Agreement provides that we will: (i) coordinate the registration and enrollment of international players; (ii) manage accommodation for the players, (iii) coordinate with Cádiz CF technical staff; (iv) provide training equipment, and merchandising; and (v) integrate our training methodologies into the Cádiz CF training sessions. It further provides that Cádiz CF will: (i) provide coaching staff; (ii) integrate these international players into Cádiz CF youth academy teams; and (iii) organize matches. Pursuant to the Framework Agreement, each party shall issue the corresponding invoices, indicating the relevant service and concept. All specific services to be provided by Cádiz CF to us shall be paid for by us according to each player’s use and participation in each program. All specific services to be provided by us to Cádiz CF shall be paid for by Cádiz CF. The actual payments terms to be paid pursuant to the invoices under the Framework Agreement are not known at this time. The Framework Agreement is effective for three (3) years, renewable by written agreement; provided, however, that either party may terminate the Framework Agreement with 60 days’ prior written notice.

On January 12, 2025, we entered into an agreement with EJB, whereby EJB agreed to enroll players into the our training programs and we agreed to provide training and related services to these players. Other than the entry into these commercial agreements, substantially all activity for the period from August 8, 2023 (inception) through September 30, 2025 relates to our formation and the Direct Listing, transactions entered into to consummate the Direct Listing, and our efforts to execute our various license and fundraising agreements further described herein. On October 31, 2025 we completed our Direct Listing on the Nasdaq Capital Market under the ticker symbol “NOMA”.

Standby Equity Purchase Agreement

On May 20, 2025, we entered into a standby equity purchase agreement (the “SEPA”) with YA II PN, LTD. (“Yorkville”), a Cayman Islands exempt limited company, pursuant to which we have the right to sell to Yorkville up to $30.0 million (the “Commitment Amount”) of our shares of common stock, par value $0.000001, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales of the shares of common stock to Yorkville under the SEPA, and the timing of any such sales, are at our option, and we are under no obligation to sell any shares of Common Stock to Yorkville under the SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.

Upon the satisfaction of the conditions to Yorkville’s purchase obligation set forth in the SEPA, we will have the right, but not the obligation, from time to time at our discretion until the SEPA is terminated, to direct Yorkville to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to Yorkville (“Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

The shares of Common Stock purchased pursuant to an Advance delivered by us will be purchased at a price equal to 95% of the lowest daily volume weighted exercise price (“VWAP”) of the shares of common stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice.

In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to us in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of up to $3 million (each a “Pre-Paid Advance,” and together, the “Pre-Paid Advances”), which will be paid in three tranches. The first Pre-Paid Advance was disbursed on May 22, 2025 in the amount of $0.5 million with a fixed conversion price of $8.00, the second Pre-Paid Advance was disbursed on July 2, 2025 in the amount of $0.5 million with a fixed conversion price of $8.00, and the third Pre-Paid Advance was disbursed on November 4, 2025 in a principal amount of $2 million.

The purchase price for the Pre-Paid Advance is 92.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 8%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date of the Convertible Note issued in connection with each Pre-Paid Advance will be May 20, 2026. Yorkville may convert the Convertible Notes into shares of our common stock at any time at a fixed conversion price equal to $8.00, subject to the terms of the Convertible Notes.

Beginning on October 22, 2025, and continuing on the same day of each successive month thereafter, (each, an “Installment Date”), we shall repay accrued and unpaid interest on each of the first four Installment Dates, and thereafter, we shall pay the principal amount plus accrued and unpaid interest on each remaining Installment Date (such amount due on each Installment Date, the “Installment Amount”); provided however, that an additional payment premium will be assessed if an amortization event occurs. At any time or times on or after any Installment Date, Yorkville shall be entitled to convert any portion of any due and unpaid Installment Amount outstanding under a Convertible Note until such amount has been paid into shares at a price per share equal to 95% of the lowest daily VWAP during the 10 consecutive Trading Days immediately preceding the Conversion Date (the “Variable Price” and collectively with the Fixed Price, the “Conversion Price”), but which Variable Price shall not be lower than $1.60 (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Yorkville and its affiliates would exceed 4.99% of the outstanding shares of our common stock.

Yorkville, in its sole discretion and provided that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the SEPA requiring the issuance and sale of shares of common stock to Yorkville at a purchase price equal to the Conversion Price as determined in accordance with the Convertible Note in consideration of an offset of amounts owed under the Convertible Notes (“Yorkville Advance”). Yorkville, in its sole discretion, may select the amount of any Yorkville Advance, provided that the number of shares issued does not cause Yorkville to exceed the 4.99% ownership limitation, and does not exceed the Exchange Cap or the amount of shares of common stock that are registered. As a result of a Yorkville Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Yorkville Advance.

Under the applicable Nasdaq rules, in no event may we issue to Yorkville under the SEPA more than 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules. Moreover, we may not issue or sell any shares of Common Stock to Yorkville under the SEPA which, when aggregated with all other shares of common stock then beneficially owned by Yorkville and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act, and Rule 13d-3 thereunder), would result in Yorkville beneficially owning more than 4.99% of the outstanding shares of Common Stock.

We will control the timing and amount of any sales of shares of common stock to Yorkville, except with respect to Yorkville Advances. Actual sales of shares of common stock to Yorkville as an Advance under the SEPA will depend on a variety of factors to be determined by us from time to time, which may include, among other things, market conditions, the trading price of our common stock and determinations by us as to the appropriate sources of funding for our business and operations.

The SEPA will automatically terminate on the earliest to occur of (i) the 36-month anniversary of the date of the SEPA, provided that if any Convertible Notes are then outstanding, such termination shall be delayed until the date that all Convertible Notes that were outstanding have been repaid, or (ii) the date on which Yorkville shall have made payment of advances pursuant to the SEPA equal to the Commitment Amount. We have the right to terminate the SEPA at no cost or penalty upon five (5) trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and we have paid all amounts owed to Yorkville pursuant to the Convertible Notes. We may with Yorkville also agree to terminate the SEPA by mutual written consent. Neither we nor Yorkville may assign or transfer our respective rights and obligations under the SEPA, and no provision of the SEPA may be modified or waived by us or Yorkville other than by an instrument in writing signed by both parties.

As consideration for Yorkville’s commitment to purchase the shares of common stock pursuant the SEPA, we paid Yorkville, (i) a due diligence fee in the amount of $25,000 and (ii) a commitment fee equal to 37,500 shares of common stock, issued upon the execution of the SEPA.

In connection with the SEPA, on May 20, 2025 we entered into a registration rights agreement (the “Registration Rights Agreement”) with Yorkville. Pursuant to the Registration Rights Agreement, we agreed to register all of the shares of common stock issuable upon conversion of the Convertible Notes and all of the shares of common stock issuable under the SEPA pursuant to an Advance.

Reduction to Authorized Shares

On January 15, 2025, we reduced the number of authorized shares of capital stock from 1,000,000,000 shares to 100,000,000 shares. The number of authorized shares of Class A common stock, having a par value of $0.000001, was reduced from 800,000,000 to 80,000,000. The number of authorized shares of Class B common stock, having a par value of $0.000001, was reduced from 50,000,000 to 10,000,000. The number of authorized shares of Class C common stock, having a par value of $0.000001, was reduced from 75,000,000 to 0. The number of authorized shares of preferred stock, having a par value of $0.000001, was reduced from 75,000,000 to 10,000,000.

Multi-Purpose Event Center

On November 17, 2025, the Company entered into a land lease agreement and purchase option (the “Lease Agreement”) with Sportech, pursuant to which Sportech, as the owner of a plot of land located at Puerto de Santa Maria, Spain, as further described in the Lease Agreement (the “Property”), has agreed to lease the Company the Property, for an initial term of three years from the date of the Lease Agreement, which may be extended for an additional two year period by mutual agreement between the Company and Sportech. We intend to construct Sportech City on the Property. Once complete, the facility is planned to span over approximately 110,000 m², and feature a venue, which can host concerts and sporting events, with seating for over 40,000 fans, a world-class hotel and convention center with commercial area, a sports clinic, gym & spa, and food court. As of September 30, 2025 we have paid deposits with respect to the lease agreement of $1,524,620.

Adjacent to the event center, the proposed creation of an approximately 20,000 m² commercial space will mirror a forward-thinking approach to crafting a modern, open, and bright commercial environment. Another cornerstone of Sportech City will be a dedicated culinary area, proposed to span approximately 3,000 m².

Site plans currently include space for up to 56 commercial vendors and 17 food and beverage vendors. Commercial spaces will focus primarily on luxury retail, sporting stores, and more. Food and beverage offerings are expected to feature local establishments ranging from fast casual to gourmet options. Although these are our current plans, site plans are subject to change.

The Cádiz region in Spain has strong connectivity to Cádiz CF, which was established in 1910. We believe Cádiz will be the ideal location at the intersection of innovation, sports, entertainment, health, and technology as we not only contributes to the development of future stars but also build a loyal community of athletes and families. Locally, Cádiz CF has a loyal fan base, with the majority of Cádiz’s soccer fans being supporters of Cádiz CF. This is reflected by more than 18,000 season ticket holders. Additionally, through our association with figures like Mágico González and our commitment to celebrating cultural heritage, we tap into deep-seated fan loyalties and cultural narratives. This not only strengthens our brand identity but also fosters a strong emotional connection with our audience in the region. Sportech City will be within two hours of two international airports, Málaga and Sevilla, which will also allow easy access for fans located internationally.

Construction is scheduled to begin in 2026 and we anticipate construction will be completed by or around 2030. As of the date hereof, the Company does not have the required funding to develop Sportech City.

High Performance Training Program

Since 2022, Cádiz CF has offered the High Performance Training Program with and through institutions across the United States, Canada, and Europe. The Nomadar HPT is designed for young athletes both under and over 18 years of age, to study, live, and immerse themselves in an elite soccer program. In August 2024, we entered into the HPT License Agreement with Cádiz CF, granting us the exclusive HPT Rights to the High Performance Training Program, being the exclusive rights to the business, know-how, and general operations of the Nomadar HPT. We intend to leverage the Nomadar HPT by offering the Nomadar HPT training methodology through our partner organizations to online subscribers. Online subscribers may gain access to a full suite of professional-level training and diet regimens, among other benefits. Since the commencement of the High Performance Training Program in 2022, approximately 700 athletes have historically enrolled in the High Performance Training Program at the Cádiz CF Academy, with 100% attending in-person. Graduates of the program have gone on to play at a variety of reputable clubs across La Liga, including Sevilla Atl, Racing de Santander, Villarreal CF, Mallorca FC, UD Las Palmas, and Valladolid FC. Organizations we have agreed to partner with to deliver the Nomadar HPT include International Soccer Academy, Actingwood, Universidad San Ignacio de Loyola in Lima and San Ignacio University in Miami. We intend to expand the reach of the Nomadar HPT to encompass territories outside of Spain and around the world.

The HPT Rights were licensed to Nomadar in August 2024. We commenced operations of the Nomadar HPT in the second half of 2024. Until we commenced operations of the Nomadar HPT, no athletes were considered enrolled under the Nomadar HPT and all athletes enrolled were considered enrolled with Cádiz CF.

During the fourth quarter of 2024, Cádiz CF assigned its contractual position in one of the HPT agreements to us, and, as a result, we began training five players from Japan’s Wakatake Academy. These players spent an entire quarter in Cádiz, Spain, where they lived and trained under our full supervision. We handled all aspects of the stay, including physical preparation, extracurricular activities, logistics, and coordination with both Wakatake Academy and Cádiz CF, and the planning and management of daily schedules.

In 2025, the Nomadar HPT program has expanded to include new clients, all participating in person. No remote or online training sessions have been conducted. The training facilities remain based in Cádiz, Spain.

Revenues generated through the Nomadar HPT are derived from the individual players participating in the program. Each athlete pays us a fee based on the length of time said athlete will live, study, and train at one of our partner locations – generally for one to ten months, during which time they have access to the Nomadar HPT.

Stadium Events

On October 30, 2024, we entered into the Stadium Agreement with Cádiz CF, pursuant to which Cádiz CF granted us a temporary, non-exclusive right to use the Mirandilla Stadium. We are in the process of engaging third-party event coordinators to host events at Mirandilla Stadium. Under these contracts, we will be responsible for the assignment of space within Mirandilla Stadium to the event coordinators, the facilitation of access necessary for event setup, execution, and dismantling, the provision of lighting, sound, access control, hostess services, and the stage for the event, and the compliance with all legal and regulatory requirements needed for the execution of the event. We anticipate that these contracts will typically include a non-refundable up-front fee due at the closing of the contract as well as variable consideration in the form of a percentage of ticket sales earned by the event coordinator. Pursuant to the Stadium Agreement, we have agreed to assume in full all those expenses incurred by Cádiz CF that are necessary and duly justified to guarantee the correct exploitation of Mirandilla Stadium. This obligation includes, but is not limited to, all costs associated with technical, logistical, maintenance, cleaning, supplies, security, personnel, insurance, licenses and any other service or action essential to ensure the correct provision of the service and the proper development of the contracted activity. Additionally, any expense derived from legal, technical or administrative requirements that Cádiz CF must face due to the activity that is the subject of the Stadium Agreement will also be fully reimbursed by ourselves, upon presentation of the appropriate supporting documents, including any costs of a fiscal or tax nature (including direct or indirect taxes that may eventually be claimed from the club) that Cádiz CF may incur in the future because of the execution the Stadium Agreement. The Stadium Agreement has a term of ten (10) years, and may be extended for additional periods. There are no fixed minimum recurring payments due by Nomadar to Cádiz CF under the Stadium Agreement. In 2025, we began recording revenue under the Stadium Agreement, in connection with purchase orders between ourselves and Cádiz CF. Other than as set forth above, the specific services to be performed by each party and the costs for such services have not been established and will be determined in the future, based upon the specific services to be provided.

Mágico González Brand

As described herein, pursuant to an agreement between Jorge Alberto González (otherwise known as Mágico González) and Cádiz CF, dated September 12, 2022, Mr. González granted all trademark rights to “Mágico González” to Cádiz CF.

In August 2024, we entered into the MG License Agreement with Cádiz CF, granting us the exclusive rights, outside of Spain, to commercialize the MG Rights. Mágico González is a worldwide soccer star known by soccer fans around the world. Mágico played for Cádiz CF for many years before returning to Latin America.

We intend to launch the Mágico González brand in the U.S. in the fourth quarter of 2025, with e-commerce offerings beginning at such time.

Relationship Between Ourselves, Sportech, and Cádiz CF

We are majority owned by Sport City Cádiz, S.L. (“Sport City” or “Sportech”). Sportech is owned by Cádiz CF who is also a shareholder of ours. Therefore, we are a “controlled company” within the meaning of the listing rules of Nasdaq. We do not intend to rely on any exemptions from the corporate governance requirements that are available to controlled companies.

Cádiz CF and Sportech maintain various business relationships with us. For example:

●	In September 2023, we entered into an unsecured loan agreement with Sportech, which was subsequently amended in January 2024 (as amended, the “Sportech Loan”). The Sportech Loan provides that we may borrow up to $1 million from Sportech, from time to time, in partial or whole disbursement. The Sportech Loan provides for a final balance interest of 4.19% APR on all amounts borrowed under the Sportech Loan, with final repayment due no later than December 31, 2029. As of September 30, 2025, we had fully repaid the Sportech loan.

●	On November 1, 2024, we entered into an agreement with Sportech pursuant to which Sportech has agreed to provide up to $10 million to fund our business and operations in 2025, 2026, and 2027.
●	On October 30, 2024, we entered into an agreement with Cádiz CF, which granted us rights to use Mirandilla Stadium, for the organization of events.
●	We entered into the HPT License Agreement and MG License Agreement with Cádiz CF whereby we license the rights to the Nomadar HPT and MG Rights from Cádiz CF in exchange for royalty payments.
●	On June 12, 2025, we entered into the Assignment Agreement with Sportech and Cadiz CF.
●	On November 17, 2025, Sportech and the Company entered into the Lease Agreement with a purchase option, pursuant to which Sportech will lease to the Company the land on which we intend to construct Sportech City, in Cádiz, Spain.

As a result, we will continue to materially rely on the support of Sportech for additional capital in the near future, and we will have ongoing business and commercial relations with Sportech and Cádiz CF pursuant to the license arrangements.

Results of Operations

We engaged in limited operations until 2025 when we began generating revenue from providing services under commercial contracts and purchase orders entered into in the ordinary course of business. On January 10, 2025, we entered into the Framework Agreement with Cádiz CF, whereby, among other things, Cádiz CF agreed to provide technical training staff for players enrolled in our programs, and we agreed to integrate our training methodologies into Cádiz CF’s training sessions. The Framework Agreement provides that Nomadar will: (i) coordinate the registration and enrollment of international players; (ii) manage accommodation for the players, (iii) coordinate with Cádiz CF technical staff; (iv) provide training equipment, and merchandising; and (v) integrate Nomadar’s training methodologies into the Cádiz CF training sessions. It further provides that Cádiz CF will: (i) provide coaching staff; (ii) integrate these international players into Cádiz CF youth academy teams; and (iii) organize matches. Pursuant to the Framework Agreement, each party shall issue the corresponding invoices, indicating the relevant service and concept. All specific services to be provided by Cádiz CF to Nomadar shall be paid for by Nomadar according to each player’s use and participation in each program. All specific services to be provided by Nomadar to Cádiz CF shall be paid for by Cádiz CF. The actual payments terms to be paid pursuant to the invoices under the Framework Agreement are not known at this time. The Framework Agreement is effective for three (3) years, renewable by written agreement; provided, however, that either party may terminate the Framework Agreement with 60 days’ prior written notice.

On January 12, 2025, we entered into an agreement with EJB, whereby EJB agreed to enroll players into our training programs and we agreed to provide training and related services to these players. Other than the entry into these commercial agreements, substantially all activity for the period from August 8, 2023 (inception) through September 30, 2025 relates to our formation and the Direct Listing, transactions entered into to consummate the Direct Listing, as well as our efforts to execute our various license and fundraising agreements further described herein. We expect to generate non-operating income in the form of interest income on cash and cash equivalents as well as the note receivable with Sportech. As a now publicly listed company, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Results of Operations for the Nine Months Ended September 30, 2025

	For the Nine Months Ended
	September 30,	September 30,	Nine Months
	2025	2024	Var ($)	Var (%)

Revenue	877,669	-	877,669	N/A %
Cost of sales	343,688	-	343,688	N/A %
Gross profit	533,981	-	533,981	N/A %

Operating expenses
General and administrative expenses	218,258	91,587	126,671	138%
Professional fees	1,193,841	790,112	403,729	51%
Gain on foreign currency transactions, net	(70,937)	-	(70,937)	N/A %
Total operating expenses	1,341,162	881,699	459,463	52%

Other expenses, net	603,105	3,365	599,740	17,823%

Net loss	(1,410,286)	(885,064)	(525,222)	(59)%

For the nine months ended September 30, 2025, we had a net loss of $1,410,286. The primary driver of the net loss for the nine months ended was professional fees of $1,193,841 related to Form S-1 filing requirements and legal, accounting and auditing services performed in preparation for our Direct Listing offset by a $70,937 gain on foreign currency transactions, net. We earned revenue of $877,669. The increase in revenue is mainly attributed to HPT License Agreements and event income generated from an event hosted at the Mirandilla Stadium. We incurred costs of sales of $343,688. The increase in cost of sales was driven primarily by the commencement of revenue generating services related to our HPT program and events held at Mirandilla Stadium. The net loss was also driven by general and administrative expenses of $218,259 and other expenses totaling $603,105, which include SEPA commitment fee and structuring fee of $325,000, loss from original issue discount on convertible notes payable of $80,000, change in fair value of convertible notes payable of $96,205, and interest expense of $34,852, amortization of loan receivable premium – related party of $139,194, offset by interest income – related party of $72,146.

For the nine months ended September 30, 2024, we had a net loss of $885,064. This resulted from professional fees of $790,112, general and administrative expenses of $91,587, and interest expense relating to the stockholder loan of $3,365.

Results of Operations for the Three Months Ended September 30, 2025

	For the Three Months Ended
	September 30,	September 30,	Three Months
	2025	2024	Var ($)	Var (%)

Revenue	378,099	-	378,099	N/A %
Cost of sales	72,594	-	72,594	N/A %
Gross profit	305,505	-	305,505	N/A %

Operating expenses
General and administrative expenses	126,846	68,105	58,741	86%
Professional fees	481,237	430,379	50,858	12%
Gain on foreign currency transactions, net	(10,753)	-	(10,753)	N/A %
Total operating expenses	597,330	498,484	97,523	20%

Other expenses, net	204,384	1,929	202,455	(10,495)%

Net loss	(496,209)	(500,413)	4,204	1%

For the three months ended September 30, 2025, we had a net loss of $496,209. The primary driver of the net loss for the three months ended was professional fees of $481,237 related to Form S-1 filing requirements and legal, accounting, and auditing services performed in preparation for our Direct Listing, offset by a $10,753 gain on foreign currency transactions, net. We earned revenue of $378,099, primarily attributed to HPT License Agreements and event income generated from an event hosted at the Mirandilla Stadium. We incurred cost of sales of $72,594, driven by the commencement of revenue-generating services related to our HPT program and events held at Mirandilla Stadium. The net loss was also impacted by general and administrative expenses of $126,846 and other expenses, net totaling $204,384, which include a $40,000 loss from original issue discount on convertible note payable, $63,267 change in fair value of convertible notes payable, and $22,274 interest expense, amortization of loan receivale premium – related party of $139,194, offset by $60,351 interest income – related party.

For the three months ended September 30, 2024, we had a net loss of $500,413, resulting from professional fees of $430,379, general and administrative expenses of $68,105, and interest expense relating to the stockholder loan of $1,929.

Liquidity and Capital Resources; Going Concern Consideration

As of September 30, 2025, we had $64,540 in cash and a working capital deficit of $4,171,735. We have incurred a net loss for the nine months ended September 30, 2025, of $1,410,286. As of September 30, 2025, we had an accumulated deficit of $2,822,839. Further, we expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year after the date the interim financial statements elsewhere in this prospectus are available to be issued.

The continuation of as a going concern is dependent upon the continued financial support from its stockholders and debt holders. Specifically, continuation is contingent on our ability to obtain necessary equity or debt financing to continue operations, and ultimately our ability to generate profit from future sales and positive operating cash flows, which is not assured.

Our plans to address this uncertainty include obtaining future debt and equity financings associated with the close of the Direct Listing. In addition, in November 2024, we entered into a binding capital contribution agreement with Sportech, as amended in June 2025 (the “Contribution Agreement”), pursuant to which Sportech has agreed to provide up to $10 million to fund the business and our operations in 2025, 2026, and 2027, contingent upon the listing of ourselves on a U.S. national stock exchange through the Direct Listing. Lastly, we entered into a financing arrangement with a third party on May 20, 2025 pursuant to which the third party will purchase up to $30 million of our common stock, including funding a prepaid advance of $3 million, $0.5 million of which was funded at closing of the financing agreement on May 22, 2025, $0.5 million of which was funded on July 2, 2025, and $2 million of which will be funded upon our Form S-1 registration statement becoming effective. There is no assurance that our plans to complete the Direct Listing or to otherwise raise capital will be successful. Should we be unable to raise sufficient additional capital, we may be required to undertake cost-cutting measures to align with cash reserves, although there can be no guarantee that it will be successful in doing so. Accordingly, we may be required to raise additional cash through alternative debt or equity transactions. It may not be able to secure financing in a timely manner or on favorable terms, if at all. As a result, management’s plans cannot be considered probable and thus do not alleviate the substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating and financing activities, for the nine months ended September 30, 2025 and 2024, respectively.

	For the Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(1,501,030)	$(185,914)
Financing activities	1,565,153	171,600
Net increase/(decrease) in cash	$64,123	$(14,314)

Cash Flows from Operating Activities

For the nine months ended September 30, 2025, we incurred a net loss of $1,410,286. Net cash used in operating activities was $1,501,030, consisting of $80,000 loss from original issue discount on convertible notes payable, $96,205 change in fair value of convertible notes payable, $300,000 non-cash issuance of commitment shares in conjunction with convertible note payable, $139,194 amortization of loan receivable premium – related party, $60,727 foreign exchange gain on loan receivable, $26,152 accretion of deferred liability – related party, and changes in operating assets and liabilities included a $182,993 decrease in accounts receivable, $1,524,620 increase in advance in respect of lease, $72,146 increase in interest receivable – related party, $25,327 increase in prepaid expenses, $1,232,215 increase in accounts payable related to professional fees and costs of sales incurred, $108,354 decrease in accrued expenses, $7,897 decrease in interest payable – stockholder loan, and a $17,554 increase in deferred revenue. The increase in net loss is primary due to the professional fees related to Form S-1 filing requirements, legal, accounting and auditing services performed in preparation for the Direct Listing and gain on foreign currency transactions, net related to the acquisition of the loan receivable.

For the nine months ended September 30, 2024, we incurred a net loss of $885,064. Net cash used in operating activities was $185,914, consisting of changes in operating assets and liabilities including a $561,800 increase in accounts payable related to professional fees incurred, $133,985 increase in accrued expenses, and a $3,365 increase in interest payable – stockholder loan.

Cash Flows from Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $1,565,153. Net cash provided by financing activities was comprised of payments made on the stockholder loan of $488,664, payments made on deferred liability – related party of $207,604, proceeds from contributed capital issued in advance for stock payable – related party of $1,341,421, and proceeds from convertible notes payable of $920,000.

For the nine months ended September 30, 2024, net cash provided by financing activities was $171,600. Net cash provided by financing activities was comprised of proceeds from the stockholder loan of $139,000 and proceeds from the issuance of common stock of $32,600.

Critical Accounting Policies and Estimates

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

As a smaller reporting company we are not required to provide the information required by this Item.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

Because we recently completed our Direct Listing, management is still in the process of designing, implementing, and documenting our internal control framework in accordance with the requirements of the Exchange Act. Management has not yet completed its assessment of the operating effectiveness of these controls. However, based on the procedures performed to date, management has identified material weaknesses in our internal control over financial reporting, including deficiencies related to an insufficient internal review and monitoring over the financial close and reporting process.

As a result of the identified material weaknesses, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

Change in Internal Control over Financial Reporting

As a new public company, we are undertaking several initiatives to remediate the material weaknesses described above. These remediation efforts are ongoing, and we will continue to evaluate and improve our internal controls. Other than these ongoing remediation activities, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are not a party to any material litigation nor are we aware of any such threatened or pending litigation.

Item 1A. Risk Factors

Our business is subject to various risks, including those disclosed in the final prospectus (File No. 333-284716) filed with the SEC on October 31, 2025 (the “Direct Listing Prospectus”), which we strongly encourage you to review. Except as disclosed below, there have been no material changes from the risk factors described in the Direct Listing Prospectus.

We will need additional capital to fund the construction of Sportech City, which may not be available on acceptable terms, or at all.

On November 17, 2025, we entered into the Lease Agreement with Sportech, pursuant to which Sportech, as the owner of the Property, has agreed to lease the Property to us, for an initial term of three years from the date of the Lease Agreement, which may be extended for an additional two year period by mutual agreement between the Company and Sportech. From the period beginning on the date of the Lease Agreement, and ending 60 days prior to the end of the term of the Lease Agreement (including any extension thereof), we have the exclusive option to purchase (i) the entire Property, or (ii) a minimum surface of 100,000 m2 of the Property. The purchase price for such Purchase Option is €29.178 (approximately $34) per m2. As described elsewhere herein, we must raise significant capital to conduct our current and proposed businesses and operations, which include the proposed purchase of all or a portion of the Property from Sportech.

The total funding required for the development of Sportech City and its associated infrastructure is estimated to be €285 million (approximately $334.1 million). To meet these capital requirements, a mixed financing plan has been at least formulated, incorporating external debt financing, capital injections from the principal shareholder, and capital increases through the issuance of new shares; however, there is no guarantee that we will receive such required funding on acceptable terms, or at all.

We have entered into the Sportech Loan with Sportech, pursuant to which we may borrow up to $1 million from Sportech, from time to time. However, a failure by Sportech to comply with the terms of the Sportech Loan would negatively impact our business and results of operations, including our ability to fund the construction of Sportech City. Additionally, we have entered into the Contribution Agreement with Sportech, pursuant to which Sportech has agreed to provide up to $10 million to fund the business and operations of the Company in 2025, 2026, and 2027, with $2.0 million payable in 2025 (approximately $1,341,421 of which was contributed as of September 30, 2025 and $2 million of which was contributed as of the date of this quarterly report), $6 million payable in three tranches in 2026, and $2 million payable in one tranche in 2027, in each case conditioned on the then-current listing of the Company on a U.S. national stock exchange. On each Funding Date, in consideration for the cash contribution on such Funding Date, we will issue to Sportech a number of shares of Common Stock based upon the fair market value of the Common Stock on such Funding Date. The number of shares to be issued by the Company to Sportech on each Funding Date shall be calculated as follows, in accordance with applicable Nasdaq rules: the greater of (a) the Nasdaq consolidated closing bid price of the Common Stock immediately preceding the Funding Date; and (b) the lower of (i) the Nasdaq official closing price (as reflected on Nasdaq.com) immediately preceding the Funding Date, or (ii) the average Nasdaq official closing price of the Common Stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the Funding Date. However, a failure by Sportech to comply with the terms of the Contribution Agreement would negatively impact our business and results of operations, including our ability to fund the construction of Sportech City.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K promulgated by the SEC).

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
3.2	Amended and Restated Bylaws of the registrant, filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
3.3	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of the registrant, filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
3.4	Amendment No. 2 to the Amended and Restated Certificate of Incorporation of the registrant, filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
4.1	Form of Convertible Promissory Note, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2025.
10.1	Loan Agreement with Sport City Cádiz S.L., dated September 1, 2023, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
10.2	Amendment to Loan Agreement with Sport City Cádiz S.L., dated January 5, 2024, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
10.3	Exclusive License Agreement (Nomadar) for High Performance Training Activities Between Cádiz CF S.A.D. and Nomadar Corp., dated July 23, 2024, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
10.4	Exclusive License Agreement (Nomadar) for the Brand “Mágico González” Between Cádiz CF S.A.D. and Nomadar Corp., dated July 23, 2024, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
10.5	Stock Surrender Agreement between Nomadar Corp. and Sport City Cádiz S.L., dated July 31, 2024, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
10.6	Binding Capital Contribution Agreement / Carta de Compromiso de Contribución de Capital, between Sport City Cadiz, S.L. and Nomadar Corp., dated November 1, 2024, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.

10.7¥	Nomadar Corp. 2025 Omnibus Equity Incentive Plan, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
10.8	Standby Equity Purchase Agreement, by and between the Company and YA II PN, Ltd., dated May 20, 2025, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2025.
10.9	Registration Rights Agreement, by and between the Company and YA II PN, Ltd., dated May 20, 2025, filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2025.
10.10	Contract for the Operation of Spaces and Organization of Events, by and between the Company and Cádiz CF S.A.D., dated October 30, 2024, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2025.
10.11	Assignment Agreement by and among Nomadar Corp., Cádiz CF S.A.D, and Sport City Cádiz S.L., dated June 12, 2025, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2025.
10.12	Participative Loan Agreement dated February 24, 2022, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2025.
10.13	Addendum to Binding Capital Contribution Agreement / Carta de Compromiso de Contribución de Capital, between Sport City Cadiz, S.L. and Nomadar Corp., dated June 12, 2025, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2025.
10.14	International Youth Training Program Management Agreement between the Company and Cádiz CF S.A.D., dated January 10, 2025, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 7, 2025.
10.15	Land Lease Agreement and Purchase Option dated November 17, 2025, by and between the Nomadar Corp. and Sport City Cádiz S.L. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Nomadar Corp. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

¥ Denotes management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nomadar Corp.

Date: November 21, 2025	By:	/s/ Rafael Contreras

Chief Executive Officer (principal executive officer)

Date: November 21, 2025	By:	/s/ Carlos Lacave

Chief Financial Officer (principal financial and accounting officer)

