Form 10-K
period 2025-12-31
Nomadar Corp.
filed 2026-03-31
CIK 1994214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From To

Commission File Number 001-42924

NOMADAR CORP.

(Exact name of Registrant as specified in its Charter)

Delaware	99-3383359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5015 Highway 59 N Marshall, Texas	75670
(Address of principal executive offices)	(Zip Code)

(323) 672-4566

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common stock, par value $0.000001 per share	NOMA	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 31, 2026, the registrant had 14,275,900 shares of Class A common stock outstanding.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, and the documents incorporated by reference herein may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1.A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

●	our ability to effectively operate our business;

●	our ability to manage our research, development, expansion, growth and operating expenses;

●	our ability to evaluate and measure our business, prospects and performance metrics;

●	our ability to compete, directly and indirectly, and succeed in a highly competitive and evolving industry;

●	our ability to respond and adapt to changes in technology and customer behavior;

●	our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and

●	other factors (including the risks contained in the section of this Annual Report entitled “Risk Factors”) relating to our industry, our operations and results of operations.

These statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. The forward-looking statements contained in this Annual Report are subject to risks and uncertainties, including those discussed in our other filings with the United States Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we currently believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

References to NOMADAR

In this Annual Report on Form 10-K, unless otherwise stated or the context otherwise indicates, references to the “Company,” “Nomadar,” “we,” “our” and “us” mean Nomadar Corp.

Trademarks and Tradenames

We own, otherwise have rights, or have applied for trademarks, including those mentioned in this Annual Report, used in conjunction with the operation of our business. This Annual Reports includes our own trademarks, which are protected under applicable intellectual property laws, as well as trademarks, service marks and tradenames of other entities, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks, service marks and tradenames. We do not intend our use or display of other entities’ trademarks, service marks or tradenames to imply a relationship with, or endorsement or sponsorship of us by, any other entities.

PART I

Item 1. Business

Background

We were incorporated in the State of Delaware in August 2023 as Sportech City USA, Corp, and changed our name to Nomadar Corp. in December 2023 (“Nomadar” or the “Company”). We are a subsidiary of Sport City Cádiz, S.L. (“Sportech”). Sportech is a wholly-owned subsidiary of Cádiz Club de Fútbol, S.A.D., a Spanish professional soccer club based in Cádiz, Andalusia (“Cádiz CF”) that competes in Campeonato Nacional de Liga de Segunda División, better known as the Segunda División (“Segunda División”) of Liga Nacional de Fútbol Profesional, better known as La Liga (“La Liga”). Our common stock began trading on the Nasdaq Capital Market on October 31, 2025 under the symbol “NOMA”.

Company Overview

We are the innovation arm of Cádiz CF, a professional soccer club which currently competes in the Segunda División of La Liga. We currently have four proposed or active business verticals, which are in various stages of development.

The Company engaged in limited operations until 2025 when the Company began generating revenue from providing services under commercial contracts and purchase orders entered into in the ordinary course of business. On January 10, 2025, the Company entered into the framework agreement with Cádiz CF, whereby, among other things, Cádiz CF agreed to provide technical training staff for players enrolled in the Company’s programs, and the Company agreed to integrate the Company’s training methodologies into Cádiz CF’s training sessions (the “Framework Agreement”). The Framework Agreement provides that Nomadar will: (i) coordinate the registration and enrollment of international players; (ii) manage accommodation for the players, (iii) coordinate with Cádiz CF technical staff; (iv) provide training equipment, and merchandising; and (v) integrate Nomadar’s training methodologies into the Cádiz CF training sessions. It further provides that Cádiz CF will: (i) provide coaching staff; (ii) integrate these international players into Cádiz CF youth academy teams; and (iii) organize matches. Pursuant to the Framework Agreement, each party shall issue the corresponding invoices, indicating the relevant service and concept. The Company anticipates that all specific services to be provided by Cádiz CF to Nomadar shall be paid for by Nomadar according to each player’s use and participation in each program. The Framework Agreement is effective for three (3) years, renewable by written agreement; provided, however, that either party may terminate the Framework Agreement with 60 days’ prior written notice. The Framework Agreement became effective at execution on January 10, 2025. All specific services provided under the Framework Agreement and the related payments for such services will be set forth in subsequent annexes to the Framework Agreement, negotiated and agreed upon in due course between the Company and Cádiz CF, and will be disclosed at such times. Although the Company intends the services to be provided pursuant to terms and at costs that are no less favorable than those provided to or by independent third parties under the same circumstances, Cádiz CF as parent company of our controlling shareholder, will exercise significant leverage as it relates to subsequent negotiation of any commercial payment terms.

On January 12, 2025, the Company entered into an agreement with ENJOYFOOTBALL, S.L., a Spanish limited liability company and youth soccer coaching organization (“EJB”), whereby EJB agreed to enroll players into the Company’s training programs and the Company agreed to provide training and related services to these players.

On September 2, 2025, the Company entered into an agreement with Hope Helping Others to Prosper and Excel (H.O.P.E. Foundation), a foundation based in Manta, Ecuador (“HOPE”) which is developing a social and sports impact program in Ecuador, whereby Nomadar will provide HOPE with services for the implementation of a high-performance soccer and social development program with an international scope, including talent identification, training and technical exchange.

On November 16, 2025, the Company entered into an agreement with Mexiaa FC, an academy based in Pachuca, Mexico (“Mexiaa”) which is developing a social and sports impact program in Mexico, as well as facilitating international opportunities for young talent, whereby Nomadar will provide Mexiaa with services for the implementation of a high-performance soccer and social development program with an international scope, including talent identification, training and technical exchange. Limited revenues or expenses have been generated or incurred in connection with the EJB, HOPE, or Mexiaa arrangements to date.

Other than the entry into these commercial agreements, substantially all activity for the period from August 8, 2023 (inception) through September 30, 2025 relates to the Company’s formation and the direct listing, transactions entered into to consummate the direct listing, as well as the Company’s efforts to execute the Company’s various license and fundraising agreements further described herein.

Our Current and Proposed Business

Multi-Purpose Event Center

On November 17, 2025, Sportech and the Company entered into the Lease Agreement with a purchase option (the “Lease Agreement”), pursuant to which Sportech will lease to the Company the land on which we intend to construct a multi-purpose event center, in Cádiz, Spain, as further described in the Lease Agreement (the “Property”), and has agreed to lease the Company the Property, for an initial term through November 17, 2028, which may be extended for an additional two year period by mutual agreement between the Company and Sportech. The Company has the exclusive right ending 60 days prior to the end of the term of the Lease Agreement (including any extension thereof), to purchase (the “Purchase Option”): (i) the entire Property, or (ii) a minimum surface of 100,000 m² of the Property. The purchase price for such Purchase Option shall be €29.17 (approximately $34) per m². Any amount of rent paid by the Company to Sportech prior to the exercise of the Purchase Option, will be deducted from the purchase price payable by Company to Sportech upon exercise of such Purchase Option.

Such Property is the land on which we intend to construct the space we refer to as JP Financial Arena (“JP Financial Arena”), in Cádiz, Spain. On March 3, 2026, Nomadar signed an agreement with JP Financial 2024 SL to name the project JP Financial Arena. On November 10, 2025, Sportech entered into an urban development agreement (the “Development Agreement”) with the Honorable City Council of El Puerto de Santa María (the “City”), pursuant to which, upon the terms and conditions set forth in the Development Agreement, the City has agreed to enable the urban development of the Property, through its inclusion within a New Urban Development Transformation Area, in accordance with Article 31 of the LISTA Act and Article 50 of its implementing Regulation.

Once complete, JP Financial Arena is planned to span over approximately 110,000 m², and feature a venue, which can host concerts and sporting events, with seating for over 40,000 fans, a world-class hotel and convention center with commercial area, a sports clinic, gym & spa, and food court.

Adjacent to the event center, the proposed creation of an approximately 20,000 m² commercial space will mirror a forward-thinking approach to crafting a modern, open, and bright commercial environment. Another cornerstone of JP Financial Arena will be a dedicated culinary area, proposed to span approximately 3,000 m².

Site plans currently include space for up to 56 commercial vendors and 17 food and beverage vendors. Commercial spaces will focus primarily on luxury retail, sporting stores, and more. Food and beverage offerings are expected to feature local establishments ranging from fast casual to gourmet options. Although these are our current plans, site plans are subject to change.

The Cádiz region in Spain has strong connectivity to Cádiz CF, which was established in 1910. We believe Cádiz will be the ideal location at the intersection of innovation, sports, entertainment, tourism, health, and technology as Nomadar not only contributes to the development of future stars but also builds a loyal community of athletes and families. Locally, Cádiz CF has a loyal fan base, with the majority of Cádiz’s soccer fans being supporters of Cádiz CF. This is reflected by more than 18,000 season ticket holders. Additionally, through its association with figures like Mágico González and its commitment to celebrating cultural heritage, Nomadar taps into deep-seated fan loyalties and cultural narratives. This not only strengthens its brand identity but also fosters a strong emotional connection with its audience in the region. JP Financial Arena will be within two hours of two international airports, Málaga and Sevilla, which will also allow easy access for fans located internationally.

Construction is scheduled to begin in early 2027 and we anticipate construction will be completed by or around 2031. As of the date hereof, the Company does not have the required funding to develop JP Financial Arena. For more information, see “Item 1. Business - Capital Requirements.”

High Performance Training Program

Since 2022, Cádiz CF has offered the High Performance Training Program with and through institutions across the United States, Canada, and Europe. The Nomadar HPT is designed for young athletes both under and over 18 years of age, to study, live, and immerse themselves in an elite soccer program. In August 2024, we entered into the HPT License Agreement with Cádiz CF, granting Nomadar exclusive rights to the business, know-how, and general operations (the “HPT Rights”) of the High Performance Training Program (the “HPT License Agreement”). We intend to leverage the Nomadar HPT by offering the Nomadar HPT training methodology through our partner organizations to online subscribers. Online subscribers may gain access to a full suite of professional-level training and diet regimens, among other benefits. Organizations Nomadar has agreed to partner with to deliver the Nomadar HPT include Global Soccer Development, Actingwood, Universidad San Ignacio de Loyola in Lima and San Ignacio University in Miami. We intend to expand the reach of the Nomadar HPT to encompass territories outside of Spain and around the world.

The HPT Rights were licensed to Nomadar in August 2024. The Company commenced operations of the Nomadar HPT in the second half of 2024. Until the Company commenced operations of the Nomadar HPT, no athletes were considered enrolled under the Nomadar HPT and all athletes enrolled were considered enrolled with Cádiz CF.

Effective January 26, 2026, the Company entered into a partnership agreement (the “Partnership Agreement”) with Actingwood. Pursuant to the Partnership Agreement, the Company and Actingwood have agreed to jointly develop, operate and expand the “Nomadar/Cádiz CF/Actingwood – India Football Pathway,” a co-branded initiative comprising a digital player platform, institutional outreach, programs, grassroots football activations, talent identification and evaluation activities, and structured pathways into the Company’s HPT program in Spain. The Partnership Agreement has an initial term of one (1) year, renewable by mutual written agreement between the parties. During the term of the Partnership Agreement, Actingwood shall have the exclusive right to develop, operate, and manage the project in India. Any co-branded development of the project outside India shall be subject to a separate written agreement between the parties. Each party retains full ownership of its respective pre-existing intellectual property and brands. The Partnership Agreement includes termination rights, including for material breach, as well as standard confidentiality provisions with customary disclosure carve-outs.

Additionally, on February 17, 2026, the Company announced the launch of Our XI, a fully digital educational platform designed to strengthen knowledge of back-office operations at professional soccer clubs. The project is part of the ongoing digital transformation of the HPT program, specifically within its education vertical. Developed in collaboration with Cádiz CF, Our XI provides a practical, real-world perspective on how professional clubs operate behind the scenes, covering key areas including marketing, communications, business operations, data analytics, artificial intelligence, and emerging digital models in sports. During its initial phase, Our XI will be launched across the entire Spanish-speaking market, including Spain, Latin America, and the Spanish-speaking community in the United States, addressing growing demand for specialized training within the sports industry and professional soccer ecosystem.

Revenues generated through the Nomadar HPT are derived from the individual players participating in the program. Each athlete pays a fee to the Company based on the length of time said athlete will live, study, and train at one of the Company’s partner locations – generally for one to ten months, during which time they have access to the Nomadar HPT.

Stadium Events

On October 30, 2024, the Company and Cádiz CF entered into a Stadium Agreement (the “Stadium Agreement”), pursuant to which Cádiz CF granted to Nomadar a temporary, non-exclusive right to use JP Financial Estadio (“JP Financial Stadium”). The Company is engaged as third-party event coordinators to host events at JP Financial Stadium. Under these contracts, the Company will be responsible for the assignment of space within JP Financial Stadium to the event coordinators, the facilitation of access necessary for event setup, execution, and dismantling, the provision of lighting, sound, access control, hostess services, and the stage for the event, and the compliance with all legal and regulatory requirements needed for the execution of the event. The Company anticipates that these contracts will typically include a non-refundable up-front fee due at the closing of the contract as well as variable consideration in the form of a percentage of ticket sales earned by the event coordinator. Pursuant to the Stadium Agreement, the Company has agreed to assume in full all those expenses incurred by Cádiz CF that are necessary and duly justified to guarantee the correct exploitation of JP Financial Stadium. This obligation includes, but is not limited to, all costs associated with technical, logistical, maintenance, cleaning, supplies, security, personnel, insurance, licenses and any other service or action essential to ensure the correct provision of the service and the proper development of the contracted activity. Additionally, any expense derived from legal, technical or administrative requirements that Cádiz CF must face due to the activity that is the subject of the Stadium Agreement will also be fully reimbursed by the Company, upon presentation of the appropriate supporting documents, including any costs of a fiscal or tax nature (including direct or indirect taxes that may eventually be claimed from the club) that Cádiz CF may incur in the future because of the execution the Stadium Agreement. The Stadium Agreement has a term of ten years, and may be extended for additional periods. There are no fixed minimum recurring payments due by Nomadar to Cádiz CF under the Stadium Agreement. In 2025, the Company began recognizing revenue under the Stadium Agreement, in connection with purchase orders between the Company and Cádiz CF. Other than as set forth above, the specific services to be performed by each party and the costs for such services have not been established and will be determined in the future, based upon the specific services to be provided.

Mágico González Brand

Pursuant to an agreement between Jorge Alberto González (otherwise known as Mágico González) and Cádiz CF, dated September 12, 2022, Mr. González granted all trademark rights to “Mágico González” to Cádiz CF. The agreement provides that Cádiz CF shall retain ownership of the “Mágico González” trademarks registered in favor of Cádiz CF for so long as the registration remains in effect or is renewed. The Mágico González trademark is registered with the European Union Intellectual Property Office (EUIPO) under registration number 018791443. The registration application is in process with the World Intellectual Property Organization (WIPO) for the territory of the United States.

In August 2024, we entered into an exclusive license agreement (the “MG License Agreement”) with Cádiz CF, granting Nomadar the exclusive rights, outside of Spain, to commercialize the Mágico González brand (the “MG Rights”). Mágico González is a worldwide soccer star known by fans around the world. Mágico played for Cádiz CF for many years before returning to Latin America.

The Company intends to launch the Mágico González brand in the U.S. in the second quarter of 2026, with e-commerce offerings beginning at such time.

Soccer Academies

Although we have not entered into any agreement to date, and we do not currently operate any soccer academies, we intend to enter into agreements, including but not limited to acquisition and assignment agreements, whereby we will operate soccer academies in the United States and Europe. The Nomadar HPT would be offered as a part of these academies to all academy participants.

Relationship Between the Company, Sportech, and Cádiz CF

Sportech beneficially owns approximately 90.41% (and together with Cádiz CF approximately 91.59%) of the voting power of our outstanding voting securities and we are a “controlled company” within the meaning of the listing rules of Nasdaq. We do not currently rely on any exemptions from the corporate governance requirements that are available to controlled companies.

As described here and elsewhere in this Annual Report, the Company, Cádiz CF and Sportech maintain various business relationships. For example:

●	We entered into an unsecured loan agreement with Sportech, which was subsequently amended in January 2024 (as amended, the “Sportech Loan”) which provides that the Company may borrow up to $1 million from Sportech, from time to time. As of December 31, 2025, we had fully repaid all outstanding amounts the Sportech Loan. See “Item 1. Business – Capital Requirements” for more information.

●	On November 1, 2024, the Company entered into an agreement with Sportech pursuant to which Sportech has agreed to provide up to $10 million to fund the business and operations of the Company in 2025, 2026, and 2027. Approximately $2.26 million was funded in 2025.
●	On October 30, 2024, the Company entered into an agreement with Cadiz CF, which granted the Company rights to use JP Financial Stadium, for the organization of events.
●	The Company entered into the HPT License Agreement and MG License Agreement with Cádiz CF whereby we license the rights to the Nomadar HPT and MG Rights from Cádiz CF in exchange for royalty payments.
●	On June 12, 2025, we entered into an agreement (the “Assignment Agreement”) with Sportech and Cádiz CF for the assignment of a participative loan agreement (the “Participative Loan”) to the Company. See “Item 1. Business – Capital Requirements” for more information.
●	On November 17, 2025, Sportech and the Company entered into the Lease Agreement with a purchase option, pursuant to which Sportech will lease to the Company the land on which we intend to construct JP Financial Arena, in Cádiz, Spain. See “Item 1. Business - Multi-Purpose Event Center” for more information about the Lease Agreement.

As a result, we will continue to materially rely on the support of Sportech for additional capital in the near future, and we will have ongoing business and commercial relations with Sportech and Cádiz CF pursuant to the license arrangements.

Our Location – Spain; Andalusia

Spain shines as a premier destination, not merely for its rich cultural tapestry and diverse landscapes but also for its prominent position in the tourism sector. This distinction arises not by chance but from the allure of the experience that Spain offers. According to the Spanish National Statistics Agency, Spain received a record 96.8 million international tourists in 2025. This steady influx positions Spain at the forefront globally, both in terms of visitor numbers and tourism expenditure.

According to the Spanish Ministry of Industry, Energy and Tourism (the “SMIET”), leisure tourism in Spain accounts for 86% of travel to the country. Visitors are drawn to the temperate climate, and the extensive cultural and entertainment options. Beyond leisure, Spain asserts itself as a crucial hub for Meetings, Incentives, Conferences, and Exhibitions (“MICE”) tourism, representing a smaller segment of 6%, translating to 5 to 6 million foreign tourists.

According to the Report on the Trade and Development 2020, the global MICE sector is projected to reach €1.2 trillion (approximately $1.3 trillion) by 2028, growing at an annual compound rate of 21.3% from 2021. In this burgeoning market, Spain leads the way in Europe, welcoming 4.4 million MICE tourists and generating $11.5 billion in revenue annually. The country stands out for both the duration of stays and the daily expenditure, ranging from $224 for business events to $330 for fairs, congresses, and conventions.

Madrid is illustrative here, having been named Europe’s premier MICE destination for the sixth consecutive year in 2023 by the 30th edition of the World Travel Awards. We believe Andalusia represents a similar if not greater opportunity.

Andalusia, with its temperate weather and rich culture, demonstrates how MICE tourism can synergize and enhance leisure tourism. Hosting 14% of the nation’s tourism revenue, Andalusia attracts 14 million visitors and brings in approximately $20.6 billion annually. Its capacity to attract visitors all year round, breaking traditional seasonal patterns, is particularly noteworthy. Annually, Andalusia attracts between 550,000 and 680,000 MICE tourists, with an average event duration of 2.1 days. The busiest months — May, June, October, and November — underscore a strong demand that transcends seasonal limitations, benefiting from Andalusia’s pleasant climate and diverse tourist offerings.

Per the National Statistics Institute (Instituto Nacional de Estadística), Andalusia ranks third in GDP across Spain, behind only Madrid and Catalonia, positioning itself not just as a meeting point for leisure and business but as an undeniable leader in the global tourism field. Offering a range of experiences from leisure to business.

Growing Global Sports Market

Consumer demand for sports has seen exponential growth, and this growth is expected to continue. Per the 2024 report published by Two Circles, global sports IP revenue grew over 50% over the last ten years. Additionally, the global sports IP annual revenue exceeded $159 million in 2023. Soccer comprises 34% of the total, and soccer franchises represent three of the top five franchises by market share. The European Union ranked second in terms of percentage of 2023 total annual annualized revenue. The projected annual revenue for global sports IP is projected to exceed $250 billion by 2033, with an estimated 5% compound annual growth rate over the next ten years.

High Performance Training Program

Since 2022, Cádiz CF has offered the High Performance Training Program with and through institutions across the United States, Canada, and Europe. The Nomadar HPT is designed for young athletes both under and over 18 years of age, to study, live, and immerse themselves in an elite soccer program. In August 2024, we entered into the HPT License Agreement with Cádiz CF, granting Nomadar the exclusive HPT Rights, being the exclusive rights to the business, know-how, and general operations of the Nomadar HPT. We intend to leverage the Nomadar HPT by offering the Nomadar HPT training methodology through our partner organizations to online subscribers. Online subscribers may gain access to a full suite of professional-level training and diet regimens, among other benefits. Since the commencement of the High Performance Training Program in 2022, approximately 900 athletes have historically enrolled in the High Performance Training Program at the Cádiz CF Academy, with 100% attending in-person. Graduates of the program have gone on to play at a variety of reputable clubs across La Liga, including Sevilla Atl, Racing de Santander, Villarreal CF, Mallorca FC, UD Las Palmas, and Valladolid FC. Organizations Nomadar has agreed to partner with to deliver the Nomadar HPT include International Soccer Academy, Actingwood, Universidad San Ignacio de Loyola in Lima and San Ignacio University in Miami. We intend to expand the reach of the Nomadar HPT to encompass territories outside of Spain and around the world.

The HPT Rights were licensed to Nomadar in August 2024. The Company commenced operations of the Nomadar HPT in the second half of 2024. Until the Company commenced operations of the Nomadar HPT, no athletes were considered enrolled under the Nomadar HPT and all athletes enrolled were considered enrolled with Cádiz CF.

During the fourth quarter of 2024, Cádiz CF assigned its contractual position in one of the HPT agreements to the Company, and, as a result, the Company began training five players from Japan’s Wakatake Academy. These players spent an entire quarter in Cádiz, Spain, where they lived and trained under the full supervision of Company. The Company handled all aspects of the stay, including physical preparation, extracurricular activities, logistics, and coordination with both Wakatake Academy and Cádiz CF, and the planning and management of daily schedules.

In 2025, the Nomadar HPT program has expanded to include new clients, all participating in person. No remote or online training sessions have been conducted. The training facilities remain based in Cádiz, Spain.

Revenues generated through the Nomadar HPT are derived from the individual players participating in the program. Each athlete pays a fee to the Company based on the length of time said athlete will live, study, and train at one of the Company’s partner locations – generally for one to ten months, during which time they have access to the Nomadar HPT.

Program Foundation and Vision

●	Introduction: The Nomadar HPT incorporates methodologies from the professional clubs partnering with Nomadar in the Nomadar HPT, emphasizing comprehensive management of grassroots soccer development. The program nurtures education, culture, and social environment in parallel with athletic training, aligning with UNESCO’s endorsement of sport as a vehicle for teaching valuable life skills and values.

●	Vision and Methodology: The vision is to build a sustainable sporting mass and create a culturally enriched environment for grassroots soccer. The methodology includes a player-centric approach, considering individual physical and psychological needs, and adaptability to their growth rhythm.

Professional clubs

Nomadar is actively pursuing expansion opportunities, aiming to contract with additional clubs and organizations to implement the HPT at their facilities. Nomadar is also seeking to contract with additional clubs to send students to participate in the Nomadar HPT at their facilities. Cádiz CF currently leverages the Nomadar HPT at Cádiz CF’s Academy facilities.

Program Design and Structure

The clubs which leverage the Nomadar HPT will be structured to accommodate a range of participation lengths, including two-week sessions, one-month intensives, one-semester courses, and full-year engagements. This flexibility in duration will allow for the Nomadar HPT to be tailored to individual schedules and development goals. The delivery of the program’s content, both training and educational, will employ a hybrid approach, combining in-person sessions with online modules. This dual delivery system is designed to facilitate participation for individuals from diverse locations, overcoming potential barriers due to distance.

In-Person Program Delivery

The in-person component of the Nomadar HPT generally features eight hours of training each week, directly offered by the clubs which utilize the Nomadar HPT. Participants are integrated into local teams affiliated with the program for practical experience and are provided with individualized physical conditioning plans tailored to their specific needs. A personalized development plan is also developed for each participant, drawing on each club´s methodology. This plan includes a balanced mix of technical, tactical, physical, and theoretical training elements.

To supplement the regular training regime, the program offers monthly workshops. These sessions are designed to address the evolving needs of both players and coaches, delving into the intricacies of soccer methodology, tactical understanding, nutrition, and both general and sport-specific physical conditioning.

Online program expansion

Nomadar implemented the rollout of the digital Our XI, a fully digital educational platform designed to strengthen knowledge of back-office operations at professional soccer clubs.in the first quarter of 2026. Developed in collaboration with Cádiz CF, Our XI provides a practical, real-world perspective on how professional clubs operate behind the scenes, covering key areas including marketing, communications, business operations, data analytics, artificial intelligence, and emerging digital models in sports. It combines taped content with live sessions. It is a membership community with active professionals from around the world. The teachers are professionals from Cadiz CF, Nomadar, and other clubs, media, and organizations around soccer and sports.

Facilities and Infrastructure

Participants in the Nomadar HPT will utilize the training facilities of each organization offering the Nomadar HPT. The aim is to provide an environment that mirrors the conditions of the club’s academy players, including access to equivalent equipment and staff.

Enrollment and Track Record

Since the commencement of the High Performance Training Program in 2022, approximately 900 athletes from several countries have historically enrolled in the High Performance Training Program at the Cádiz CF Academy, with 100% attending in-person. Graduates of these programs have gone on to play at a variety of reputable clubs across La Liga, including Sevilla Atl, Racing de Santander, Villarreal CF, Mallorca FC, UD Las Palmas, and Valladolid FC. Organizations Nomadar has agreed to partner with to deliver the Nomadar HPT include International Soccer Academy, Actingwood, Universidad San Ignacio de Loyola in Lima and San Ignacio University in Miami. The HPT Rights were licensed to Nomadar in August 2024. The Company commenced operations of the Nomadar HPT in the second half of 2024.

Proposed Revenue Streams from the Nomadar HPT

Each participant in the Nomadar HPT will pay a fee to Nomadar, which shall cover the duration of the participant’s enrollment in the respective program of the player’s choice, with enrollment duration ranging generally from one to ten months. Nomadar will then provide a portion of that fee to the organization providing the facilities at which training is being undertaken, which may include Nomadar’s current partner organizations, Actingwood, Universidad San Ignacio de Loyola in Lima and San Ignacio University in Miami.

Stadium Events

On October 30, 2024, the Company and Cádiz CF entered into the Stadium Agreement, pursuant to which Cádiz CF granted to Nomadar a temporary, non-exclusive right to use JP Financial Stadium. The Company is in the process of engaging third-party event coordinators to host events at JP Financial Stadium. Under these contracts, the Company will be responsible for the assignment of space within JP Financial Stadium to the event coordinators, the facilitation of access necessary for event setup, execution, and dismantling, the provision of lighting, sound, access control, hostess services, and the stage for the event, and the compliance with all legal and regulatory requirements needed for the execution of the event. The Company anticipates that these contracts will typically include a non-refundable up-front fee due at the closing of the contract as well as variable consideration in the form of a percentage of ticket sales earned by the event coordinator. Pursuant to the Stadium Agreement, the Company has agreed to assume in full all those expenses incurred by Cádiz CF that are necessary and duly justified to guarantee the correct exploitation of JP Financial Stadium. This obligation includes, but is not limited to, all costs associated with technical, logistical, maintenance, cleaning, supplies, security, personnel, insurance, licenses and any other service or action essential to ensure the correct provision of the service and the proper development of the contracted activity. Additionally, any expense derived from legal, technical or administrative requirements that Cádiz CF must face due to the activity that is the subject of the Stadium Agreement will also be fully reimbursed by the Company, upon presentation of the appropriate supporting documents, including any costs of a fiscal or tax nature (including direct or indirect taxes that may eventually be claimed from the club) that Cádiz CF may incur in the future because of the execution the Stadium Agreement. The Stadium Agreement has a term of ten years, and may be extended for additional periods. There are no fixed minimum recurring payments due by Nomadar to Cádiz CF under the Stadium Agreement. In 2025, the Company began recognizing revenue under the Stadium Agreement, in connection with purchase orders between the Company and Cádiz CF. Other than as set forth above, the specific services to be performed by each party and the costs for such services have not been established and will be determined in the future, based upon the specific services to be provided.

Mágico González Brand

Background

Pursuant to an agreement between Jorge Alberto González (otherwise known as Mágico González) and Cádiz CF, dated September 12, 2022, Mr. González granted all trademark rights to “Mágico González” to Cádiz CF.

In August 2024, we entered into the MG License Agreement with Cádiz CF, granting Nomadar the exclusive rights, outside of Spain, to commercialize the MG Rights. Mágico González is a worldwide soccer star known by fans around the world. Mágico played for Cádiz CF for many years before returning to Latin America.

In connection with the Mágico González e-commerce line, we plan to sell apparel, merchandise and other accessories and products. Beyond the initial e-commerce venture, the Nomadar business vertical centered around Mágico González is set to diversify into several other domains, encompassing both physical and experiential platforms. This expansion includes the establishment of brick-and-mortar stores and a themed sports bar, all dedicated to celebrating the legacy of Mágico González. These spaces are designed to offer fans a tangible connection to the legend, providing an immersive experience that goes beyond mere merchandise to include interactive and community-building environments.

Additionally, the vertical plans to extend its reach into sports education and training, through the organization of summer camps and the founding of dedicated academies. These initiatives aim to inspire and nurture future generations, using the ethos and story of Mágico González as a foundational pillar, ensuring his legacy influences not only fans but also aspiring athletes. This comprehensive approach signifies Nomadar’s commitment to leveraging the Mágico González brand in a manner that honors the legend’s impact, fosters community, and promotes sportsmanship across a variety of platforms.

The Company intends to launch the Mágico González brand in the U.S. in the second quarter of 2026, with e-commerce offerings beginning at such time.

Market Opportunity

In August 2024, we entered into the MG License Agreement with Cádiz CF, granting Nomadar the exclusive rights, outside of Spain, to commercialize the MG Rights. According to a Havas Sports & Entertainment’s (Havas SE) FANS.PASSIONS.BRANDS study, over 50% of the Latin American population engages in soccer: Mexico (8 million), Brazil (30 million), and Chile (6 million). Additionally, the United States, with 16.8% of its population being Latino, including 1.8 million from El Salvador, showcases a significant demographic, with 53% of Latinos over 16 years old identifying as soccer fans.

E-Commerce in US.

The growth in the e-commerce sector is underscored by a shift in consumer behavior, with more people opting to make purchases online across various categories, including sports-related apparel, merchandise and other accessories and products.

The e-commerce operations of Mágico González through Nomadar are designed to leverage the global appeal of this legendary sports figure, with a strategic focus on the U.S. and Latin American markets. The e-commerce operations of Mágico González platform have already launched in Europe, which is managed and operated by Cádiz CF. Cádiz CF retains all proceeds from e-commerce sales in Spain. The e-commerce operations of Mágico González are scheduled to launch in the United States in the second quarter of 2026, which will be managed and operated by Nomadar. Nomadar’s e-commerce platform will operate out of a central distribution center located in Texas. This hub will serve as the primary logistical point for receiving materials and facilitating shipments across the United States and Latin America, ensuring efficient delivery of a wide range of products, from clothing to exclusive merchandise.

To effectively connect with the target audience and drive traffic to the e-commerce platform, Nomadar plans to implement a focused marketing strategy, including paid advertising campaigns targeting main cities in the U.S. with significant Latin American populations and a strong base of soccer enthusiasts.

Moreover, Cádiz created the first La Liga avatar, modeled after Mágico González, serving as a virtual assistant to fans. This avatar enhances the fans’ digital experience by providing club history insights and supporting shoppers online. This illustrates the brand’s pioneering approach to fan engagement. Focusing on the United States, Nomadar aims to leverage the substantial Salvadoran population, particularly in states with significant concentrations of Salvadorans and broader Latin communities. The key states for targeted marketing activities include California, Maryland, New York, Texas, Virginia, New Jersey, and Florida.

In these strategic locations, Nomadar plans to execute various marketing initiatives to celebrate and promote the Mágico González brand. These include:

●	Soccer camps and clinics branded as “Mágico González,” offering training and development opportunities while fostering a deeper connection between the brand and the community.
●	Tribute events dedicated to Mágico González, celebrating his legacy and connection to fans.

Marketing Strategy

The e-commerce platform for Mágico González, specifically designed with mobile users in mind, aligns well with current trends in internet usage. Per StatCounter, as of July 2024, over 50% of all global web traffic came through mobile phones, highlighting the importance of a mobile-optimized shopping experience.

The platform’s seamless integration with logistics—automatically notifying the Texas-based logistic center upon any purchase—ensures a swift preparation for shipping, enhancing customer satisfaction. Moreover, the diverse traffic sources, including Nomadar’s website, its social networks, dedicated social channels for the e-commerce platform, and targeted paid campaigns on Facebook and Instagram, are strategically chosen to leverage the mobile browsing behavior of today’s consumers.

Specific Sales Strategies

●	Limited Edition Releases: Introducing limited edition merchandise in collaboration with artists or during significant anniversaries to create urgency and exclusivity among fans.
●	Fan Engagement: Utilizing social media platforms and the Mágico González avatar to engage with fans, promoting upcoming products, and gathering feedback for future merchandise ideas.
●	Cross-Promotions: Collaborating with soccer clubs, leagues, and other brands for cross-promotional merchandise that can appeal to a broader audience, including fans of Cádiz CF and La Liga.
●	Personalization Options: Offering customization options for certain products, such as personalized jerseys or engraved memorabilia, to enhance the appeal and perceived value among fans.
●	Global Shipping: Ensuring the e-commerce platform is equipped to handle international orders, thereby reaching the global fanbase of Mágico González and soccer enthusiasts worldwide.
●	Seasonal Campaigns: Aligning product launches and marketing campaigns with major soccer events, holidays, and the start of soccer seasons to maximize engagement and sales.

Revenue Model

The e-commerce revenue line will primarily generate income through direct sales of merchandise. Pricing strategies will vary, with premium pricing on limited edition and autographed items, competitive pricing on apparel and accessories, and value-based pricing for digital products. Additionally, the platform may explore subscription models for exclusive content or VIP fan experiences, further diversifying its revenue streams.

Customer Experience and Loyalty

●	Seamless Shopping Experience: A user-friendly website and mobile app interface that simplifies the browsing and purchasing process, enhancing customer satisfaction.
●	Loyalty Programs: Implementing reward systems for frequent shoppers, offering discounts, early access to new products, and exclusive content to foster a loyal customer base.
●	Customer Service: Providing excellent customer service, including easy returns, product inquiries, and support for international shipping issues, to build trust and repeat business.

Traffic Generation Strategies

The strategy to drive traffic to the Mágico González e-commerce site is multifaceted, incorporating both direct and indirect methods:

1.	Nomadar Website Integration: The Nomadar website will feature a dedicated section for the e-commerce platform, complete with informative content about the available products and a direct link to the shopping site. This creates a seamless transition for visitors from learning about Mágico González to making a purchase.
2.	Social Media Engagement on Nomadar’s Platforms: Nomadar’s existing social networks will be leveraged to promote the e-commerce site. By sharing updates, product highlights, and special promotions, Nomadar can directly engage its established audience and guide them to the e-commerce platform.
3.	Dedicated Social Media Channels for the E-commerce Platform: To specifically target fans of Mágico González and soccer enthusiasts, the e-commerce initiative will have its social media presence. This channel will feature historic videos, goals, memorable matches, and iconic moments from Mágico González’s career, intertwining content marketing with direct promotion of the e-commerce site.

4.	Paid Advertising Campaigns: Utilizing platforms such as Facebook and Instagram for targeted paid campaigns allows for precise audience targeting. By focusing on users with interests in soccer, sports memorabilia, and specifically fans of Mágico González, these campaigns aim to attract relevant traffic to the e-commerce site, optimizing the marketing spend and enhancing the conversion rate.

Brick and Mortar

Nomadar plans to expand the Mágico González brand, not only through online initiatives, but also brick and mortar locations. These stores will be designed to showcase exclusive merchandise and serve as interactive spaces for fans to engage with the legacy of soccer.

Mágico González-Licensed Hospitality and Leisure

The Mágico bar project, spearheaded by Nomadar under the auspices of Cádiz CF, symbolizes an innovative blend of sports, technology, leisure, and hospitality. This concept diverges significantly from traditional sports and hospitality spaces by offering a unique experience that extends far beyond mere viewing of sports events or casual dining. The essence of this project lies in its holistic approach to leisure time, emphasizing rest, relaxation, and enjoyment among friends, coupled with the thrill and immediacy of sports events.

The distinguishing feature of Mágico bar is its deep connection with the Cádiz CF, a soccer club with a rich history and a global fan base that invokes a profound sense of belonging and special affection. Named after the legendary footballer Mágico González, known for his exceptional talent and impact on the sport, the bar aims to celebrate his legacy while providing a space where the excitement of physical activity can be enjoyed in its various forms. We do not anticipate the Mágico bar project will be completed until at least 2031.

Intellectual Property

We may create, own or license intellectual property in the countries in which we operate, have operated or intend to operate, and it is our practice to protect our trademarks, tradenames, know-how and other original and acquired works. Our registrations and applications relate to trademarks and inventions associated with, among other of our planned brands, Nomadar Corp. and Mágico González. We do not currently have any intellectual property protection for the Nomadar HPT. We believe our ability to maintain and monetize our intellectual property rights, including our brand logos, is important to our business, our brand-building efforts and the marketing of our products and services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or protect against vulnerability to oppositions or cancellation actions due to non-use. For more information, see the section titled “Risk Factors – Risks Related to Our Intellectual Property, Cybersecurity, and Data Privacy.”

Competition and Competitive Strengths

Competition

We will, now and in the future, face significant competition in each of our current and proposed business verticals.

●	In general, the success of our business and operations in Europe, and is heavily related to the success of Cádiz CF and the standing of Cádiz CF in La Liga. At any given time, there are 20 teams in first tier of La Liga, 22 teams in the Segunda División, and many other second division men’s teams in leagues across the world, many of which have greater resources than Cádiz CF now, and greater resources than we will have in the future, including but not limited to Futbol Club Barcelona, Athletic Club, and Real Madrid Club de Fútbol. Nomadar represents a strategic initiative by Cádiz. Other La Liga teams may engage in activities similar to ours now or in the future.

●	JP Financial Arena will face significant competition once completed. JP Financial Arena will compete with local and established businesses for commercial tenants and tourists, and with other venues (e.g., Las Vegas Sphere) for athletic, musical, and other events.

●	Our sports academies will face significant competition, including in the U.S. (e.g., IMG Academy, and Red Bull Athlete Development Program), in Europe (e.g., La Masía, and Chelsea Football Academy), and elsewhere (e.g., Aspire Academy).

●	Our e-commerce brand which currently revolves around the likeness of Mágico González, will face significant competition globally from both established sports lifestyle brands (e.g., Adidas, Nike, CR7, and Umbro), and new entrants into the market.

Competitive Strengths

A company like Nomadar, which operates at the nexus of sports, health, and technology with a focus on bridging continents, boasts several competitive strengths that set it apart in the global marketplace. These strengths not only underscore its unique position but also enhance its ability to achieve its strategic objectives. Our competitive strengths, among others, are as follows:

●	Financial and Operations Support from Sportech. We currently, and in the future, plan to, rely on Sportech, for financial and operational support. Although there is no guaranty that we may not need to raise funds in the future, either through equity or debt instruments, we do not foresee a need to do so in the near future due to the financial support we receive and will receive from Sportech.

●	Established Global Soccer Presence. Our ultimate parent is Cádiz CF, a European soccer club founded in 1910. Between 1929 and 1977, Cádiz CF played in either the second or third tier of Spanish soccer. In 1977, Cádiz CF achieved promotion to La Liga for the first time. Since then, Cádiz CF has played 16 seasons in the first tier, as well as spending several at the second level. We are able to draw on over 110 years of goodwill, and decades of well-wrought relationships in the global soccer community.

●	Diverse Proposed Business Portfolio. Our proposed engagement in multiple business lines, including the management of a multi-purpose event center, a soccer academy, an e-commerce and other activities for Mágico González, and educational programs, will offer diverse revenue streams and reduce dependency on a single market segment. This diversification also enables cross-promotion and synergy across its different ventures.

●	Strategic Geographic Presence. With planned operations spanning the United States, Europe, and connections to Latin America, we believe we will effectively leverage our geographic presence to act as a bridge between different markets. This allows for a unique exchange of cultural, technological, and sporting practices, enhancing our global outreach and impact.

●	Youth Development and Education. Our focus on youth soccer development through our academy and the Nomadar HPT will position Nomadar as a leader in nurturing the next generation of soccer talent. By providing comprehensive training, education, and international exposure, Nomadar will not only contribute to the development of future stars but also build a loyal community of athletes and families.

●	Cultural and Sporting Legacy. Through its association with figures like Mágico González and its commitment to celebrating cultural heritage, Nomadar will tap into deep-seated fan loyalties and cultural narratives. We believe that this will strengthen our brand identity and foster a strong emotional connection with our audience.

●	Commitment to Health and Performance. Beyond its sports initiatives, Nomadar’s dedication to health, evident through its training and educational programs, aligns with growing global trends towards wellness and performance optimization. This not only appeals to athletes but also to a broader audience interested in health and fitness.

These competitive strengths collectively enable a company like Nomadar to navigate the complex landscape of international sports, health, and technology. By continuously leveraging and building upon these strengths, Nomadar can sustain its growth, innovate, and maintain a leading position in its field.

Strategic Timing

The launch of Nomadar and our various business lines and initiatives has been timed to coincide with the next two Men’s World Cups (taking place in the United States and Canada, and Spain), the next Women’s World Cup event (taking place in the United States and Mexico), and the next summer Olympic Games (taking place in Los Angeles, California). We believe the geographic proximity and timing of the upcoming World Cups offers Nomadar a unique market opportunity that it can take advantage of to draw engagement and camaraderie around the Company’s business lines, as well as potential brand partnerships.

Capital Requirements

Financial Structure and Capital Strategy for the Development of the Event Center at JP Financial Arena

The total funding required for the development of JP Financial Arena and its associated infrastructure is estimated to be €285 million (approximately $334.1 million). To meet these capital requirements, a mixed financing plan has been at least formulated, incorporating external debt financing, capital injections from the principal shareholder, and capital increases through the issuance of new shares. As of the date hereof, the Company does not have the required funding to develop JP Financial Arena. The Company has generated revenue from providing services under commercial contracts to date. As of December 31, 2025, the Company had approximately $78 thousand in cash and a working capital deficit of approximately $4 million. The Company has incurred a net loss from operations since its inception on August 8, 2023. As of December 31, 2025, the Company had an accumulated deficit of approximately $4 million. Further, as described herein, the Company expects to continue to incur significant costs in pursuit of our financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the financial statements included herein are available to be issued.

In September 2023, we entered into an unsecured loan agreement with Sportech, which was subsequently amended in January 2024 (as amended, the “Sportech Loan”). The Sportech Loan provides that we may borrow up to $1 million from Sportech, from time to time, in partial or whole disbursement. The Sportech Loan provides for interest of 4.19% APR on all amounts borrowed under the Sportech Loan, with final repayment due no later than December 31, 2029. As of September 30, 2025, we had fully repaid all outstanding amounts the Sportech Loan. We may, now or in the future, incur additional indebtedness to fund our business and operations, including additional indebtedness from Sportech. Although unsecured, failure to repay our current, or future indebtedness, would negatively impact our business and results of operations.

In November 2024, the Company entered into a binding capital contribution agreement with Sportech, which was amended on June 12, 2025 (as amended, the “Contribution Agreement”), pursuant to which Sportech has agreed to provide for or otherwise arrange up to $10 million to fund the business and operations of the Company through 2027 (each funding date, a “Funding Date”), in each case conditioned on the then-current listing of the Company on a U.S. national stock exchange. On each Funding Date, in consideration for the cash contribution on such Funding Date, we will issue to Sportech a number of shares of common stock based upon the fair market value of the common stock on such Funding Date. The number of shares to be issued by the Company to Sportech on each Funding Date shall be calculated as follows, in accordance with applicable Nasdaq rules: the greater of (a) the Nasdaq consolidated closing bid price of the common stock immediately preceding the Funding Date; and (b) the lower of (i) the Nasdaq official closing price (as reflected on Nasdaq.com) immediately preceding the Funding Date, or (ii) the average Nasdaq official closing price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the Funding Date.

On November 20, 2025, we issued Sportech 260,433 shares of common stock pursuant to the Contribution Agreement in exchange for approximately $2.3 million provided by Sportech to the Company as of the date thereof. Additionally, on February 26, 2026, we issued Sportech 415,935 shares of common stock pursuant to the Contribution Agreement in exchange for approximately $1.9 million provided by Sportech to the Company. Such issuances were unanimously approved by all members of the Audit Committee of the Board of Directors. The shares were issued at a price of $4.66 per share, representing the closing price of the common stock on the date of committee approval in accordance with the applicable rules of The Nasdaq Stock Market.

On February 27, 2026, we entered into a subscription agreement (the “February 2026 Subscription Agreement”) with an unaffiliated third-party accredited investor, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to $5.4 million of the Company’s class A common stock, par value $0.00001 per share, in one or more closings, at a price per share equal to $3.65, representing the issuance of up to 1,480,937 shares of Common Stock, in three separate tranches. On March 3, 2026, the Company closed the first tranche of the February 2026 Offering, and issued 584,969 shares of Common Stock to the investor at the per share purchase price. The second tranche of the offering closed on March 30, 2026, and the Company issued 447,983 shares to the investor as a result. The third tranche of the offering is scheduled to close on April 30, 2026. This investor was brought to the Company by Sportech as part of the fulfillment of the terms of the Contribution Agreement, with the remaining amount to be contributed under the Contribution Agreement of $0.4 million. On March 27, 2026, the Company entered into a subscription agreement with an unaffiliated third-party accredited investor, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to $1.738 million of the Company’s class A common stock at a price per share equal to $3.65, representing the issuance of up to 476,384 shares of common stock, in seven separate tranches. The issuances of the shares were made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D thereunder, because the offers and sales of such securities do not involve a “public offering” as defined in Section 4(a)(2) of the Securities Act.

On June 12, 2025, we entered into an agreement (the “Assignment Agreement”) with Cádiz CF for the assignment of a participative loan agreement (the “Participative Loan”) to the Company. The Participative Loan was previously held between Cádiz CF and Sportech. Pursuant to the Assignment Agreement, the Company became the new lender and Sportech remained as the borrower. The Participative Loan has an outstanding principal balance at the time of assignment of €7.7 million due on February 23, 2027. The Participative Loan has a fixed interest rate of 3% per annum plus a variable interest rate equivalent to 1.5% of the earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of the previously completed fiscal year of the borrower. The Participative Loan was accounted for as a non-monetary exchange and measured at fair value. The fair value of the Participative Loan was determined to be $8,711,035, which equals the aggregate fair value of the consideration transferred. In exchange for the assignment of the Participative Loan, the Company (i) issued to Cádiz CF 750,000 shares of its common stock, which was fair valued at $7,884,589, and (ii) agreed to pay to Cádiz CF $1.0 million within 24 months from the date of the Assignment Agreement, which was present valued at $826,446. The face value of the Participative Loan as of the date of entry into the Assignment Agreement was $7.9 million (based on €6.8 million on the date of assignment).

Debt Financing

External debt financing of approximately €162 million (approximately $176 million) is planned, allocated over the timeline starting from 2027 with the following breakdown: €31 million (approximately $33.7 million) in 2027, €43 million (approximately $46.7 million) in 2028, €52 million (approximately $56.5 million) in 2029, €33 million (approximately $35.8 million) in 2030, and €3 million (approximately $3.2 million) in 2031. The strategy envisions the commencement of debt servicing in 2031, accessing debt markets through bond issuances, investment funds, or banking institutions.

Equity Financing

To meet our remaining financial requirements, estimated at approximately €123 million (approximately $133.7 million) beginning in 2027, we intend to pursue equity financings at the then-current fair market value of the shares of our capital stock. However, no assurance can be given that we will be able to raise funding on favorable terms, or at all.

Implications of being a Controlled Company

As long as our principal shareholder owns at least 50% of the voting power of our Company, we will be a “controlled company” as defined under Nasdaq listing rules. As a controlled company, we are permitted to rely on certain exemptions from Nasdaq’s corporate governance rules, including:

● an exemption from the rule that a majority of our board of directors must be independent directors;

● an exemption from the rule that the compensation of our chief executive officer must be determined or recommended solely by independent directors; and

● an exemption from the rule that our director nominees must be selected or recommended solely by independent directors.

Although we currently do not intend to rely on the “controlled company” exemption under the Nasdaq listing rules, we could elect to rely on this exemption in the future. As a result, you may not in the future have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We are an “emerging growth company” as defined in the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take, and intend to take, advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We will remain an emerging growth company until the earliest of (i) December 31, 2030, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the “Exchange Act”), which would occur if the market value of our common stock held by non-affiliates was $700.0 million or more as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we may adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-public companies instead of the dates required for other public companies.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

Human Capital

As of December 31, 2025, we had eight full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Future and Proposed Human Capital

The Company hired six employees based in Spain, three of which are based entirely in Spain and the other three will split their time and duties between Spain and the United States. The employees based in Spain would then focus on the advancement of JP Financial Arena, and the business and operations of the Nomadar HPT in Europe and Asia, and the employees based in the United States would focus on the advancement of the Nomadar HPT in the Americas, and the Mágico González brand. As Nomadar has begun to generate revenues following the launch of the Nomadar HPT and the Mágico González brand as well as through event management, we intend to onboard additional employees and consultants as necessary, particularly in Spain to oversee the permitting and construction of JP Financial Arena.

As of the date hereof, the Company has no subsidiaries, but conducts operations in Spain through what we refer to as the Nomadar Spanish Branch, formally named Nomadar Corp. Sucursal en España. The Nomadar Spanish Branch is not a subsidiary of the Company, and was formed to comply with applicable local laws and regulations. The Spanish Branch has no separate legal personhood, has no separate shareholders or owners, and for all intents and purposes is simply the mechanism through which Nomadar may conduct its business and operations in Spain. The Spanish Branch is merely a local office of Nomadar. All matters related to the branch are governed by the jurisdiction where Nomadar is incorporated, which is the State of Delaware, although Nomadar has, through the Spanish Branch, consented to service of process in relation to its activities carried out in Spain.

Available Information

We were formed in August 2023 as a Delaware corporation. Our principal executive offices are located at 5015 Highway 59 N, Marshall, Texas 75670. Our telephone number is (323) 672-4566 and our website address is www.nomadar.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and proxy statements, and all exhibits and amendments thereto, are available free of charge on our Internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the SEC. The public may read and copy any materials that we file with the SEC electronically through the SEC website (www.sec.gov). The information contained on the SEC’s website is not incorporated by reference into this Form 10-K and should not be considered to be part of this Form 10-K. Within the Investors section of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, board committee charters, Code of Conduct and other information. The content reflected on any website reflected in this Form 10-K is not incorporated by reference herein unless expressly noted.

Item 1A. Risk Factors

Our business is subject to many risks and uncertainties, which may affect our future financial performance. Our business and financial performance could be adversely affected, our actual results could differ materially from our expectations, the price of our stock could decline, and investors in our securities may lose all or part of their investment as a result of these risks. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may adversely affect our business and financial performance.

You should carefully consider the following factors and other information in this Annual Report before you decide to invest in our common stock. If any of the negative events referred to below occur, our business, financial condition and results of operations could suffer. In any such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risk Factor Summary

The following is a summary of certain important factors that may make an investment in our company speculative or risky. You should carefully consider the fuller risk factor disclosure set forth in this Annual Report, in addition to the other information herein, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.

●	We have generated limited revenues since inception, and may never be profitable in the long term.
●	We will need to raise significant capital in the future, which may not be available on acceptable terms, or at all.
●	There is no guarantee that JP Financial Arena will be completed in the proposed timeframe, within budget, or at all.
●	We are dependent upon the performance and popularity of the Cádiz CF men’s first team, and poor performance or decline in popularity of the team may have a material negative impact on our business and results of operations.
●	The high level of competition in the health and fitness industry could materially and adversely affect our business.

●	If we are unable to anticipate and satisfy consumer preferences and shifting views of health and fitness, our business may be adversely affected.
●	We, Sportech, and the owners of other facilities hosting Nomadar HPT academies could be subject to claims related to health and safety risks to academy participants that arise while at JP Financial Arena or any other facilities hosting Nomadar HPT academies. Further, we, or Sportech, could be subject to claims related to health and safety risks to patrons attending JP Financial Arena.
●	We have entered into an exclusive license agreement with Cádiz CF, whereby Cádiz CF has licensed all rights to the Mágico González brand, outside of Spain, to Nomadar, but there is no guarantee that Cádiz CF will not terminate this agreement in the future.
●	Our success depends substantially on the value of our brand, and any negative impact on our brand can negatively impact our business and results of operations.
●	If we fail to obtain and retain high-profile strategic partnership arrangements, or if the reputation of any of our partners is impaired, our business may suffer.
●	Our intellectual property rights, including trademarks, trade names, and know-how may be infringed, misappropriated or challenged by others.
●	Use of email marketing, mobile application and social media may adversely impact our reputation or subject us to fines or other penalties.
●	There could be a decline in our popularity or the popularity of soccer.
●	We have entered into the contribution agreement with Sportech, whereby Sportech has agreed to provide cash to fund the Company’s business and operations in 2025, 2026, and 2027, and if such agreement were to be terminated or cancelled for any reason, it would materially negatively impact our business and results of operations.
●	Our ability to continue to operate as a going concern depends on our ability to obtain adequate financing in the future.
●	Our business could be adversely affected by terrorist activity or the threat of terrorist activity and other developments that discourage congregation at prominent places of public assembly.
●	Our proposed international expansion and operations in foreign markets is speculative and will expose us to risks associated with international sales and operations.
●	Fans attending professional soccer games risk personal injury or accident, which could subject us to personal injury or other claims and could increase our expenses.
●	We have entered into an exclusive license agreement with Cádiz CF, whereby Cádiz CF has licensed all rights to the Nomadar HPT to Nomadar, but there is no guarantee that Cádiz CF will not terminate this agreement in the future.
●	Failure to attract and retain students to enroll in programs which utilize the Nomadar HPT, or failure to onboard partner organizations to utilize the Nomadar HPT, may have a material adverse impact on our business and prospects.
●	Failure to accurately forecast consumer demand could lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows and harm to our business.
●	The value of our brand and sales of our products could be diminished if we are associated with negative publicity.
●	If the technology-based systems that give our consumers the ability to shop or interact with us online do not function effectively, our operating results, as well as our ability to grow our digital commerce business globally or to retain our customer base, could be materially adversely affected.
●	Future sales of common stock by our registered stockholders and other existing stockholders could cause our share price to decline.
●	The expiration of lock-up agreements that restrict the trading of outstanding common stock could cause the market price of the common stock to decline and would result in the dilution of your holdings.
●	We are a “controlled company” within the meaning of the Nasdaq Stock Market Rules because our insiders will beneficially own more than 50% of the voting power of our outstanding voting securities.
●	You may be diluted by future issuances of preferred stock or additional common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.
●	The obligations associated with being a public company require significant resources and management attention.

Risks Related to Our Financial Condition and Capital Requirements

We have generated limited revenues since inception, and may never be profitable in the long term.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic alliance partners, to successfully complete the development of our business plans. Strategic alliance partners may include, now or in the future, youth soccer academies and teams, university, college, high school and elementary school teams, professional and semi-professional clubs, and other agents. Our ability to generate revenues depends heavily on our success in:

●	completing the acquisitions and subsequent successful operations of our academies;

●	establishing and maintaining relationships with capable third parties;

●	launching and commercializing products for which we may obtain marketing approval, with an alliance partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

●	construction of JP Financial Arena;

●	maintaining and protecting our intellectual property portfolio; and

●	attracting, hiring and retaining qualified personnel.

Because of the numerous risks and uncertainties associated with the global sports industry, and extreme competition within said industry, we are unable to predict reliably the timing or amount of increased expenses and when we will be able to achieve and maintain profitability, if ever. Even if we are able to generate revenues from our services and from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We have had limited history of operations, a history of losses, and our future earnings, if any, and cash flows, may be volatile, resulting in uncertainty about our prospects.

We are a startup company, and our lack of business operations to date, lack of significant history, and evolving nature of the markets in which we operate and intend to operate, could result in us suffering losses now or in the future. Further, as we are a startup company, an investment in our securities is speculative, and necessarily involves uncertainty about the stability of our operating results and results of operations.

We will need to raise additional capital in the future, which may not be available on acceptable terms, or at all.

We will need to raise additional capital to support our operations and such funding may not be available to us on acceptable terms, or at all. As of December 31, 2025, we had unrestricted cash of approximately $78 thousand. We anticipate the need to rely on Sportech, and other additional sources of funding in the future. As of the date hereof, the Company does not have the required funding to develop JP Financial Arena. But if our plans change or we face unexpected circumstances, our capital resources may be depleted more rapidly than we currently anticipate. Any such events would increase our costs more than we expect. In order to support our long-term plans, we will need to raise additional capital or otherwise obtain funding through additional strategic alliances.

Any additional fundraising efforts may divert our management from our day-to-day activities, which may delay and hinder our ability to develop our business. We may be unable to raise sufficient amounts of additional capital when needed and on acceptable terms, which could require us to significantly delay, scale back or discontinue the development of our business plans.

For more information, see “Item 1. Business - Capital Requirements.”

We have entered into the Contribution Agreement with Sportech, whereby Sportech has agreed to provide cash to fund the Company’s business and operations in 2025, 2026, and 2027, and if such agreement were to be terminated or cancelled for any reason, it would materially negatively impact our business and results of operations.

In November 2024, the Company entered into a binding capital contribution agreement with Sportech, which was amended on June 12, 2025 (as amended, the “Contribution Agreement”), pursuant to which Sportech has agreed to provide for or otherwise arrange up to $10 million to fund the business and operations of the Company through 2027, in each case conditioned on the then-current listing of the Company on a U.S. national stock exchange. On each Funding Date, in consideration for the cash contribution on such Funding Date, we will issue to Sportech a number of shares of common stock based upon the fair market value of the common stock on such Funding Date. The number of shares to be issued by the Company to Sportech on each Funding Date shall be calculated as follows, in accordance with applicable Nasdaq rules: the greater of (a) the Nasdaq consolidated closing bid price of the common stock immediately preceding the Funding Date; and (b) the lower of (i) the Nasdaq official closing price (as reflected on Nasdaq.com) immediately preceding the Funding Date, or (ii) the average Nasdaq official closing price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the Funding Date.

On November 20, 2025, we issued Sportech 260,433 shares of common stock pursuant to the Contribution Agreement in consideration of approximately $2.3 million provided by Sportech to the Company as of the date thereof. Additionally, on February 26, 2026, we issued Sportech 415,935 shares of common stock pursuant to the Contribution Agreement in consideration of approximately $1.93 million provided by Sportech to the Company subsequent to the initial approximately $2.26 million. Such issuances were unanimously approved by all members of the Audit Committee of the Board of Directors. The shares were issued at a price of $4.66 per share, representing the closing price of the common stock on the date of committee approval in accordance with the applicable rules of The Nasdaq Stock Market.

On February 27, 2026, we entered the February 2026 Subscription Agreement with an unaffiliated third-party accredited investor, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to $5.4 million of the Company’s class A common stock, par value $0.00001 per share, in one or more closings, at a price per share equal to $3.65, representing the issuance of up to 1,480,937 shares of Common Stock, in three separate tranches. On March 3, 2026, the Company closed the first tranche of the February 2026 Offering, and issued 584,969 shares of Common Stock to the investor at the per share purchase price. The second tranche of the offering closed on March 30, 2026, and the Company issued 447,983 shares to the investor as a result. The third tranche of the offering is scheduled to close on April 30, 2026. On March 27, 2026, the Company entered into a subscription agreement with an unaffiliated third-party accredited investor, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to $1.738 million of the Company’s class A common stock at a price per share equal to $3.65, representing the issuance of up to 476,384 shares of common stock, in seven separate tranches. These investors were brought to the Company by Sportech as part of the fulfillment of the terms of the Contribution Agreement. The issuances of the shares were made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D thereunder, because the offers and sales of such securities do not involve a “public offering” as defined in Section 4(a)(2) of the Securities Act.

Our ability to continue to operate as a going concern depends on our ability to obtain adequate financing in the future.

The ability of the Company to continue as a going concern is dependent, among other things, on the Company’s receipt of funds from Sportech and/or the ability to raise additional capital resources. The Company plans to receive funding from Sportech and, in the future, to seek additional funding through a combination of equity or debt financings, or other third-party financing, collaborative or other funding arrangements. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or discontinue the business plans, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Management believes there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that the financial statements were issued. As of December 31, 2025, our cash on hand was approximately $78 thousand and our net losses for the year ended December 31, 2025 were approximately $2.8 million. The financial statements have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern. Our continuation as a going concern is dependent upon the continued financial support from Sportech, as well as our ability to obtain necessary equity or debt financing to continue operations, and ultimately our ability generate profit from future sales and positive operating cash flows, which is not assured.

We plan to address this uncertainty by obtaining funding from Sportech, and in the future, from debt and equity financings. We have received $4.2 million from Sportech under the Contribution Agreement, and an additional $5.4 million from an investor introduced by Sportech as part of the Contribution Agreement. We may draw down $1 million under the Sportech Loan facility. There is no assurance that our plans to receive additional capital from Sportech, or raise additional capital in the future, will be successful. Should we be unable to raise sufficient additional capital, we may be required to undertake cost-cutting measures to align with expected revenue levels and cash reserves, although there can be no guarantee that we will be successful in doing so. Accordingly, we may be required to raise additional cash through debt or equity transactions. We may not be able to secure financing in a timely manner or on favorable terms, if at all. As a result, management’s plans cannot be considered probable and thus do not alleviate substantial doubt about our ability to continue as a going concern.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate could be adversely affected in the future by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations or their interpretations and application, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-U.S. earnings for which we have not previously provided applicable foreign withholding taxes, certain U.S. state income taxes, or foreign exchange rate impacts.

We have outstanding indebtedness and expect to incur additional indebtedness in the future. Failure to repay our existing or future indebtedness would negatively impact our business and results of operations.

In September 2023, we entered into the Sportech Loan, which was subsequently amended in January 2024. The Sportech Loan provides that we may borrow up to $1 million from Sportech, from time to time, in partial or whole disbursement. The Sportech Loan provides for a final balance interest of 4.19% APR on all amounts borrowed under the Sportech Loan, with final repayment due no later than December 31, 2029. As of the date hereof, we have $0 outstanding under this facility and may draw down approximately $1,000,000 additional funds under the facility. We may, now or in the future, incur additional indebtedness to fund our business and operations, including additional indebtedness from Sportech. Although unsecured, failure to repay our current, or future indebtedness, would negatively impact our business and results of operations.

Risks Related to JP Financial Arena

There is no guarantee that JP Financial Arena will be completed in the proposed timeframe, within budget, or at all.

The construction of JP Financial Arena is a massive undertaking, and involves the proposed construction of over approximately 26,600 m² of public open space, over approximately 10,600 m² of public facilities, over 1,800 parking spots. The project is slated to be completed during the 2031 calendar year. The completion, timely or at all, of the complex is contingent on many factors outside of our control, including but not limited to:

●	continued availability of favorable financing for the Company;
●	availability of financing for tenants of commercial properties in JP Financial Arena;
●	availability of financing for individuals who desire to use the facilities within JP Financial Arena;
●	interest rates;
●	inflation; and
●	demographic trends.

Adverse changes in general and local economic conditions or deterioration in the broader economy may negatively impact on our business and financial results and increase the risk of asset impairments and write-offs. Changes in economic conditions may affect some of our regions or markets more than others. If adverse conditions affect our larger markets, they could have a proportionately greater impact on us than on some other real estate development companies.

The fiscal policies of the United States and Spain and each government’s monetary policies may negatively impact the financial markets and consumer confidence and could hurt the U.S. or Spanish economies and real estate markets, and in turn, could adversely affect the operating results of our business. For example, in response to increased inflation, the U.S. Federal Reserve has raised interest rates significantly, which has resulted in higher mortgage interest rates. Prolonged periods of elevated mortgage interest rates or further increases in interest rates could have an adverse impact on our business and financial results.

In November 2025, Sportech entered into the Development Agreement with the Honorable City Council of El Puerto de Santa María, pursuant to which, upon the terms and conditions set forth in the Development Agreement, the City has agreed to enable the urban development of the Property, through its inclusion within a New Urban Development Transformation Area, in accordance with Article 31 of the LISTA Act and Article 50 of its implementing Regulation. We are not a party to the Development Agreement, and until such time as we are able to purchase all or a portion of the Property pursuant to the terms of the Lease Agreement, we are reliant on the terms and provisions of the Lease Agreement to retain access and rights to the Property, and we are and will continue to rely on Sportech with respect to JP Financial Arena, as we are not currently a party to the Development Agreement. If Sportech were to terminate the Lease Agreement, we would have no rights under or in connection with the Development Agreement, and our business and results of operations would be materially impacted. Additionally, if we do not exercise our option to purchase the Property at least 60 days prior to the end of the term of the Lease Agreement, our planned business and results of operations would be materially impacted.

We will need additional capital to fund the construction of JP Financial Arena, which may not be available on acceptable terms, or at all.

On November 17, 2025, we entered into the Lease Agreement with Sportech, pursuant to which Sportech, as the owner of the Property (as defined elsewhere herein), has agreed to lease the Property to us, for an initial term of three years from the date of the Lease Agreement, which may be extended for an additional two year period by mutual agreement with Sportech. From the period beginning on the date of the Lease Agreement, and ending 60 days prior to the end of the term of the Lease Agreement (including any extension thereof), we have the exclusive option to purchase (i) the entire Property, or (ii) a minimum surface of 100,000 m² of the Property. The purchase price for such Purchase Option is €29.17 (approximately $34) per m². As described elsewhere herein, we must raise significant capital to conduct our current and proposed businesses and operations, which include the proposed purchase of all or a portion of the Property from Sportech.

As discussed herein, the total funding required for the development of JP Financial Arena and its associated infrastructure is estimated to be €285 million (approximately $334.1 million). To meet these capital requirements, a mixed financing plan has been at least formulated, incorporating external debt financing, capital injections from the principal shareholder, and capital increases through the issuance of new shares; however, there is no guarantee that we will receive such required funding on acceptable terms, or at all.

We have entered into the Sportech Loan with Sportech, pursuant to which we may borrow up to $1 million from Sportech, from time to time. However, a failure by Sportech to comply with the terms of the Sportech Loan would negatively impact our business and results of operations, including our ability to fund the construction of JP Financial Arena. Additionally, we have entered into the Contribution Agreement with Sportech, pursuant to which Sportech has agreed to provide for or otherwise arrange up to $10 million to fund the business and operations of the Company through 2027, in each case conditioned on the then-current listing of the Company on a U.S. national stock exchange. On each Funding Date, in consideration for the cash contribution on such Funding Date, we will issue to Sportech a number of shares of common stock based upon the fair market value of the common stock on such Funding Date. The number of shares to be issued by the Company to Sportech on each Funding Date shall be calculated as follows, in accordance with applicable Nasdaq rules: the greater of (a) the Nasdaq consolidated closing bid price of the common stock immediately preceding the Funding Date; and (b) the lower of (i) the Nasdaq official closing price (as reflected on Nasdaq.com) immediately preceding the Funding Date, or (ii) the average Nasdaq official closing price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the Funding Date.

On November 20, 2025, we issued Sportech 260,433 shares of common stock pursuant to the Contribution Agreement in consideration of approximately $2.3 million provided by Sportech to the Company as of the date thereof. Additionally, on February 26, 2026, we issued Sportech 415,935 shares of common stock pursuant to the Contribution Agreement in consideration of approximately $1.9 million provided by Sportech to the Company subsequent to the initial approximately $2.3 million. Such issuances were unanimously approved by all members of the Audit Committee of the Board of Directors. The shares were issued at a price of $4.66 per share, representing the closing price of the common stock on the date of committee approval in accordance with the applicable rules of The Nasdaq Stock Market.

On February 27, 2026, we entered into a subscription agreement with an unaffiliated third-party accredited investor, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to $5.4 million of the Company’s class A common stock, par value $0.00001 per share, in one or more closings, at a price per share equal to $3.65, representing the issuance of up to 1,480,937 shares of Common Stock, in three separate tranches. On March 3, 2026, the Company closed the first tranche of the February 2026 Offering, and issued 584,969 shares of Common Stock to the investor at the per share purchase price. The second tranche of the offering closed on March 30, 2026, and the Company issued 447,983 shares to the investor as a result. The third tranche of the offering is scheduled to close on April 30, 2026. On March 27, 2026, we entered into a subscription agreement with an unaffiliated third-party accredited investor, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to $1.738 million of the Company’s class A common stock at a price per share equal to $3.65, representing the issuance of up to 476,384 shares of common stock, in seven separate tranches. These investors were brought to the Company by Sportech as part of the fulfillment of the terms of the Contribution Agreement. The issuances of the shares were made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D thereunder, because the offers and sales of such securities do not involve a “public offering” as defined in Section 4(a)(2) of the Securities Act.

However, a failure by Sportech to comply with the terms of the Contribution Agreement would negatively impact our business and results of operations, including our ability to fund the construction of JP Financial Arena. For more information, see “Item 1. Business – Capital Requirements” and the risk factors in this section under “Risks Related to Our Financial Condition and Capital Requirements.”

Supply shortages and other risks related to acquiring land, materials and skilled labor and obtaining regulatory approval could increase our costs and delay lot deliveries.

The development of JP Financial Arena may experience significant difficulties that can affect the cost or timing of development, including:

●	delays in receiving the necessary approvals from municipalities or other government agencies;
●	shortages of qualified subcontractors;
●	reliance on local subcontractors, manufacturers and distributors who may be inadequately capitalized;
●	shortages of construction materials; and
●	significant increases in the cost of materials and other inputs.

During the last few years, there have been significant disruptions in the global supply chain, which resulted in shortages of certain building materials and tightness in the labor market. If this continues, this may cause the construction cycle to lengthen and costs of building materials to increase. If shortages and cost increases in building materials and tightness in the labor market increase, our construction cycle time and profit margins could be adversely impacted.

Public health issues such as a major epidemic or pandemic could adversely affect our business and financial results.

The United States, Spain, and other countries may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In the event of a resurgence of COVID-19, or a widespread, prolonged actual or perceived outbreak of any contagious disease, our operations could be negatively impacted. Such events have had, and could in the future have, an effect on our operations, including a reduction in commercial construction traffic, a disruption in our supply chain, increased travel restrictions, increased restrictions on the ability of people to gather together in person, tightness in the labor market or other factors, all of which could reduce visitor traffic toward JP Financial Arena. Additionally, such events could have a negative impact on our ability to host events at JP Financial Arena. These or other repercussions of a public health crisis that affect the global economy could have an adverse impact on our results of operations and financial condition.

A health and safety incident relating to our operations could be costly in terms of potential liability and reputational damage.

Land development sites are inherently dangerous, and operating in this industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the scope of JP Financial Arena, health and safety performance is critical to the success of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly and could expose us to liability that could be costly. Such an incident could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our financial results and liquidity.

Delays or failures by governmental authorities to take expected actions could reduce our returns or cause us to incur losses on certain real estate development projects.

We may rely on governmental districts to issue bonds to reimburse us for qualified expenses, such as road and utility infrastructure costs. Bonds are often supported by assessments of district tax revenues, usually from ad valorem taxes. Decreasing real estate values or difficult credit markets for bond sales can reduce or delay district bond sale revenues and tax or assessment receipts, causing such districts to delay reimbursement of our qualified expenses. Failure to receive reimbursement for qualified expenses could adversely affect our cash flows and reduce our returns or cause us to incur losses on certain real estate development projects.

Development activities, such as those associated with our mixed-use development, are subject to significant risks.

Risks associated with real estate development projects such as JP Financial Arena, relate to, among other items, adverse changes in national market conditions (which can result from political, regulatory, economic or other factors), increases in interest rates, competition for, and the financial condition of, tenants, the cyclical nature of property markets, adverse local market conditions, changes in the availability of debt financing, real estate tax rates and other operating expenses, zoning laws and other governmental rules and fiscal policies, energy prices, population trends, risks and operating problems arising out of the presence of certain construction materials, acts of God, uninsurable losses and other factors which are beyond the control of the developer and may make the underlying investments economically unattractive. Development activities also involve the risk that construction may not be completed within budget or on schedule because of cost overruns, work stoppages, shortages of building materials, the inability of contractors to perform their obligations under construction contracts, defects in plans and specifications or various other factors, including natural disasters, which may be exacerbated by climate change. Any of these risks could result in substantial unanticipated delays or expenses associated with the development of our mixed-use properties, which could have an adverse effect on our financial condition and suppress the value of our common stock.

Climate change may also have indirect effects on the mixed-use development by increasing the cost of, or making unavailable, property insurance on terms we find acceptable. To the extent that significant changes in the climate occur where our facilities are located, we may experience more frequent extreme weather events, which may result in physical damage to the development or its lessees’ facilities and may adversely affect our business, results of operations and financial condition.

Risks Related to our Training Programs

We are dependent upon the performance and popularity of the Cádiz CF men’s first team, and poor performance or decline in popularity of the team may have a material negative impact on our business and results of operations.

Our revenue streams may be driven, in part, by the performance and popularity of the Cádiz CF men’s first team, due to our relationship with Cádiz, and other strategic arrangements between Nomadar and Cádiz CF in the future. Cádiz CF currently plays in the Segunda División, La Liga being the top soccer division of the Spanish soccer system. Cádiz CF’s performance in La Liga directly affects, and a weak performance in La Liga could adversely affect, Cádiz CF’s popularity and standing in the global soccer community.

We cannot ensure that Cádiz CF’s men’s first team will be successful in the Segunda Division of La Liga or in the other leagues and tournaments in which it plays. In May 2024, Cádiz CF was relegated from the Primera División to the Segunda División of La Liga. Further relegation from the Segunda División of La Liga, failure to be promoted to the Primera División, or a general decline in the success of Cádiz CF’s men’s first team, particularly in consecutive seasons, would negatively affect Cádiz CF’s ability to attract or retain talented players and coaching staff, as well as supporters, sponsors and other commercial partners, which would have a material adverse effect on our business, results of operations, financial condition and cash flow due to the use of the Nomadar HPT in our academies globally.

The high level of competition in the health and fitness industry could materially and adversely affect our business.

Our various current and proposed business segments compete with the following industry participants: health and fitness clubs; physical fitness and recreational facilities established by non-profit organizations and businesses for their employees; private studios and other boutique fitness offerings; athletic clubs; amenity and condominium/apartment clubs; country clubs; online personal training and fitness coaching; delivery of digital fitness content; the home-use fitness equipment industry; local tanning salons; businesses offering similar services; and other businesses that rely on consumer discretionary spending. We may not be able to compete effectively in the markets in which we operate. Competitors may attempt to copy our business model, or portions thereof, which could erode our market share and brand recognition and impair our growth rate and profitability. Competitors, including companies that are larger and have greater resources than us, may compete with us to attract members in our markets. Non-profit organizations in our markets may be able to obtain land and construct academies at a lower cost and collect membership dues and fees without paying taxes, thereby allowing them to charge lower prices. This competition may limit our ability to attract and retain customers and our ability to attract Nomadar HPT members, which in each case could materially and adversely affect our results of operations and financial condition.

If we are unable to anticipate and satisfy consumer preferences and shifting views of health and fitness, our business may be adversely affected.

Our success depends on our ability to anticipate and satisfy consumer preferences relating to health and fitness. Our business is and all of our services are subject to changing consumer preferences that cannot be predicted with certainty. Developments or shifts in research or public opinion on the types of health and fitness services we provide could negatively impact the business or consumers’ preferences for health and fitness services could shift rapidly to different types of health and fitness centers or at-home fitness options; and we may be unable to anticipate and respond to shifts in consumer preferences. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our business model.

Economic, political and other risks associated with our international operations could adversely affect our profitability and international growth prospects.

We currently have planned operations in the United States and Spain, and plan to expand to additional markets in the near future. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the impact of these risks. These risks include, among others:

●	inadequate brand infrastructure within foreign countries to support our international activities;
●	inconsistent regulation or sudden policy changes by foreign agencies or governments;
●	difficulty of enforcing contractual obligations of foreign nations;
●	increased costs in maintaining international marketing efforts;
●	problems entering international markets with different cultural bases and consumer preferences;

●	political and economic instability of foreign markets, including as a result of war or conflict;
●	compliance with laws and regulations applicable to our international operations;
●	fluctuations in foreign currency exchange rates; and
●	operating in new, developing or other markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations relating to contract and intellectual property rights.

As a result, new operations, including planned Nomadar HPT academies, may be less successful than existing operations. Further, effectively managing growth can be challenging, particularly as we continue to expand into new international markets where we must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with our mission and standards.

We, Sportech, and the owners of other facilities hosting Nomadar HPT academies could be subject to claims related to health and safety risks to academy participants that arise while at JP Financial Arena or any other facilities hosting Nomadar HPT academies. Further, we, or Sportech, could be subject to claims related to health and safety risks to patrons attending JP Financial Arena.

Participation of Nomadar HPT members at JP Financial Arena, or at other facilities that host the Nomadar HPT academies, pose some potential health and safety risks through physical exertion and use of our services and facilities, including exercise and fitness equipment. Claims might be asserted against us, Sportech, or the owners of any other facilities hosting Nomadar HPT academies, for injuries or death suffered by Nomadar HPT participants.

We and/or Sportech also may not be able to maintain our general liability insurance on acceptable terms in the future or maintain a level of insurance that would provide adequate coverage against potential claims. Depending upon the outcome, these matters may have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to our Mágico González and other Merchandise and Licensing Initiatives

We have entered into an exclusive license agreement with Cádiz CF, whereby Cádiz CF has licensed all rights to the Mágico González brand, outside of Spain, to Nomadar, but there is no guarantee that Cádiz CF will not terminate this agreement in the future.

Pursuant to an agreement between Jorge Alberto González (otherwise known as Mágico González) and Cádiz CF, dated September 12, 2022, Mr. González granted all trademark rights to “Mágico González” to Cádiz CF. We have entered into the MG License Agreement, pursuant to which Cádiz CF has granted Nomadar a worldwide license, outside of Spain, to commercialize the Mágico González brand for an initial 20-year period. In consideration for such license, Cádiz CF is entitled to receive 15% of net sales received by Nomadar from the commercialization of the Mágico González brand. After this initial term, we may be required to renegotiate the terms of the licensure of the MG Rights. In addition, Sportech is entitled to terminate the MG License Agreement prior to the end of the initial term if Nomadar fails to meet initial or continued listing standards of Nasdaq. The value of the MG Rights depends upon the global recognition of Mágico González’s accomplishments on the soccer pitch. If we are not able to receive favorable terms for the licensure of the MG Rights after the initial term, or if Cádiz CF terminates the MG License Agreement, or if we fail to meet the continued listing standards of Nasdaq, we may lose the right to market the Mágico González brand, and our business and results of operations will be materially adversely affected.

Our proposed products, services and experiences face intense competition.

The sports, and specifically soccer merchandise industry, is highly competitive and fragmented both in the United States and worldwide. We plan to compete internationally with athletic and leisure apparel companies, including both private labels and large companies that have diversified lines of athletic and leisure apparel and other merchandise, some of which have more resources or broader products lines. We also plan to compete with other companies for the production capacity of third-party manufacturers that produce certain of our products. Furthermore, we believe that any future wholesale and/or retail partners will face intense competition from other department stores, sporting goods stores, retail specialty stores, and online retailers, among others, which could negatively impact the financial stability of their businesses and their ability to conduct business with us.

Brand image and recognition, product offerings and quality, marketing expenditures (including expenditures for advertising and endorsements), innovation and design, sustainability, distribution, pricing, costs of production, customer service, e-commerce platforms, digital services and experiences and social media presence are areas of intense competition. These, in addition to ongoing rapid changes in technology, a reduction in barriers to the creation of new apparel companies and consumer preferences in the markets for apparel constitute significant risk factors in our operations. In addition, the competitive nature of retail, including shifts in the ways in which consumers shop, and the continued proliferation of e-commerce, constitutes a risk factor implicating our operations. Some of our competitors have significant competitive advantages, including longer operating histories, larger and broader consumer bases, more established relationships with a broader set of suppliers, greater brand recognition, and greater financial, research and development, store development, marketing, distribution, and other resources than we do. If we do not adequately and timely anticipate and respond to our competition, our costs may increase, demand for our products may decline, possibly significantly, or we may need to reduce wholesale or suggested retail prices for our products.

Failure to continue to obtain or retain high-quality brand partners and ambassadors of our products could harm our business.

We intend to establish relationships with professional and collegiate sports organizations, athletes, influencers and other brand ambassadors to develop, evaluate and promote our products, as well as establish product authenticity with consumers. We currently plan to market our initial run of products based on the brand of storied international soccer player, Mágico González. However, as competition in the sports and outdoor industry has increased, the costs associated with establishing and retaining such sponsorships, partnerships and other relationships also have increased. If we are unable to maintain our current associations with such organizations or our brand ambassadors or to do so at a reasonable cost, we could lose the high visibility or on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments.

Our profitability may decline or our growth may be negatively impacted as a result of increasing pressure on pricing.

Our Mágico González e-commerce industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products, the amount of excess inventory in the marketplace and changes in consumer demand. These factors may cause us to reduce our prices to retailers and consumers or engage in more promotional activity than we anticipate, which could negatively impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. Ongoing and sustained promotional activities could negatively impact our brand image. On the other hand, if we are unwilling to engage in promotional activity on a scale similar to that of our competitors, for instance, to protect our premium brand positioning, and unable to simultaneously offset declining promotional activity with increased sales at premium price points, our ability to achieve short-term growth targets may be negatively impacted, which could have a material adverse effect on our results of operations, financial condition and the price of our stock.

Fluctuations in the cost of raw materials and commodities we use in our products and costs related to our supply chain could negatively affect our operating results.

Significant price fluctuations, including due to inflation, or shortages in raw materials can materially adversely affect our cost of goods sold. In addition, certain of our manufacturers are subject to government regulations related to wage rates, and therefore the labor costs to produce our products may fluctuate. The cost of transporting our products for distribution and sale is also subject to fluctuation due in large part to the price of oil. Generally, our products must be transported by third parties over large geographical distances and an increase in the price of oil can significantly increase costs. Manufacturing delays or unexpected transportation delays have caused and may continue to cause us to rely more heavily on airfreight to achieve timely delivery to our customers. These factors have and may continue to significantly increase our freight costs. Any of these fluctuations may increase the costs we must pay to manufacturers and distributors of products of the Mágico González brand, including clothing apparel and sports merchandise, and as a result, the cost of our products under the Mágico González brand. This may have an adverse effect on our profit margins, results of operations and financial condition.

Failure to accurately forecast consumer demand could lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows and harm to our business.

There is a risk we may be unable to sell excess products ordered from manufacturers. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages could delay shipments to customers, negatively impact retailer, distributor and consumer relationships and diminish brand loyalty. The difficulty in forecasting demand also makes it difficult to estimate our future results of operations, financial condition and cash flows from period to period. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income, and we are unlikely to forecast such effects with any certainty in advance.

The value of our brand and sales of our products could be diminished if we are associated with negative publicity.

Our business could be adversely impacted if negative publicity regarding our brand, our Company or our business partners diminishes the appeal of our brand to consumers. For example, we do not control the conduct of our future suppliers, manufacturers and licensees of our products so there can be no assurance that they will operate their businesses in compliance with applicable laws and regulations, as well as the social and other standards and policies. Negative publicity regarding production methods, alleged practices or workplace or related conditions of any of our suppliers, manufacturers or licensees could adversely affect our reputation and sales and force us to locate alternative suppliers, manufacturers or licensees. The risk that our planned business partners may not act in accordance with our expectations may be exacerbated in markets where our direct sales, supply chain or logistics operations are not as widespread. From time to time, we may also enter into collaborative arrangements with athletes, designers or other partners. Negative publicity regarding these partners could negatively impact our brand image and result in diminished loyalty to our brand, regardless of whether such claims are accurate. Furthermore, social media can potentially accelerate and increase the scope of negative publicity. This could diminish the value of our proprietary rights or harm our reputation or have a negative effect on our sales and results of operations.

If the technology-based systems that give our consumers the ability to shop or interact with us online do not function effectively, our operating results, as well as our ability to grow our digital commerce business globally or to retain our customer base, could be materially adversely affected.

We anticipate that many of our consumers will shop with us through digital platforms. Increasingly, consumers are using mobile-based devices and applications to shop online, and to do comparison shopping, as well as to engage with merchants through digital services and experiences that are offered on mobile platforms.

Any failure on our part to provide attractive, effective, reliable, secure and user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers or any failure to provide attractive digital experiences to our customers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our digital commerce business globally and have a material adverse impact on our business and results of operations. In addition, as use of our digital platforms grows, we will need an increasing amount of technical infrastructure to continue to satisfy our consumers’ needs. If we fail to effectively scale and adapt our digital platforms to accommodate increased consumer demand, our business may be subject to interruptions, delays or failures and consumer demand for our products and digital experiences could decline.

Our failure to successfully respond to these risks might adversely affect sales in our digital commerce business, as well as damage our reputation and brands.

General Risks Related to Our Business

Our success depends substantially on the value of our brand, and any negative impact on our brand can negatively impact our business and results of operations.

Our success is dependent in large part upon our ability to maintain and enhance the value of our brand, our academy members’ connection to our brand and a positive relationship with our customers. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to our policies, the way we manage our relationships with our planned business partners, our growth strategies, our development efforts or the ordinary course of our, or our planned business partners’, businesses. Other incidents that could be damaging to our brand may arise from events that are or may be beyond our ability to control, such as:

●	actions taken (or not taken) by one or more business partners or their employees relating to health, safety, welfare or otherwise;
●	data security breaches or fraudulent activities associated with our and our business partners’ electronic payment systems;
●	regulatory, investigative or other actions relating to our and our business partners’ data privacy practices;
●	litigation and legal claims;
●	third-party misappropriation, dilution or infringement or other violation of our intellectual property;
●	regulatory, investigative or other actions relating to pricing, billing and cancellation practices;
●	illegal activity targeted at us or others; and
●	conduct by individuals affiliated with us which could violate ethical standards or otherwise harm the reputation of our brand.

Consumer demand for our brand’s value could diminish significantly if any such incidents or other matters erode consumer confidence in us, our facilities, or our reputation as a health and fitness brand, which could materially and adversely affect our results of operations and financial condition.

If we fail to obtain and retain high-profile strategic partnership arrangements, or if the reputation of any of our partners is impaired, our business may suffer.

A principal component of our marketing program has been to partner with high-profile marketing partners, such as Sportech, whose parent company is Cádiz CF, to help us extend the reach of our brand. As stated above, our partnership with Sportech relies upon the performance and popularity of the Cádiz CF men’s first team. Additionally, we may not be able to attract and partner with new marketing partners in the future. In addition, if the actions of our partners were to damage their reputation, our partnerships may be less attractive to our current or prospective members. Any of these failures by us or our partners could adversely affect our brand, business and revenues.

Our business and financial results could be adversely affected by weather conditions and natural disasters.

Physical risks, including weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, volcanic activity, droughts, floods, hailstorms, heavy or prolonged precipitation, wildfires and others, can harm our business. Additionally, the physical impacts of climate change may cause these occurrences to increase in frequency, severity and duration. Any such events can temporarily delay our development work and lot sales, unfavorably affect the cost or availability of materials or labor, damage residential lots under construction, lead to changing customer preferences and/or negatively impact demand for residential lots in affected areas. The climates and geology of many of the states in which we or our business partners operate or propose to operate, including Spain, may present increased risks of adverse weather or natural disasters.

Fluctuations in exchange rates may adversely affect our results of operations.

Our functional and reporting currency is U.S. dollars, and substantially all of our costs are denominated in U.S. dollars, however, our revenues in Europe are generated in Euros, and revenues from other jurisdictions may be generated in local currency denominations. We therefore have Euro foreign exchange exposure. We may, now or in the future, enter into foreign exchange contracts to hedge a portion of this transactional exposure. Our results of operations have in the past and will in the future fluctuate due to movements in exchange rates.

We may pursue acquisitions and other strategic transactions and/or investments to complement or expand our business that may not be successful.

From time to time, we may explore opportunities to purchase or invest in other businesses, venues or assets that we believe will complement, enhance or expand our current business or that might otherwise offer us growth opportunities, including opportunities that may differ from the Company’s current business. Any transactions that we are able to identify and complete may involve risks, including the commitment of significant capital, the incurrence of indebtedness, the payment of advances, the diversion of management’s attention and resources from our existing business to develop and integrate the acquired or combined business, the inability to successfully integrate such business or assets into our operations, litigation or other claims in connection with acquisitions or against companies we invest in or acquire, our lack of control over certain companies, including joint ventures and other minority investments, the risk of not achieving the intended results and the exposure to losses if the underlying transactions or ventures are not successful. In the future, we may have significant investments in businesses that we account for under the equity method of accounting. Certain of these investments may generate operating losses certain may require additional investments from us in the form of equity or loans. There can be no assurance that any such investments will become profitable individually or in the aggregate or that they will not require material additional funding from us in the future.

We have limited capital resources and will be reliant on our key employees. The loss of any of our key employees or our failure to onboard additional resources will have a material adverse impact on our business and results of operations.

Our executive officers are currently based in Texas, Florida and Spain, and we intend to maintain significant operations in Spain. As of the date hereof, the Company has no material subsidiaries, but conducts operations in Spain through what we refer to as the Nomadar Spanish Branch, formally named Nomadar Corp. Sucursal en España. The Nomadar Spanish Branch is not a subsidiary of the Company. The Company intends to initially hire between four and six employees to be based in Spain, and an additional two to four employees to be based in the United States. The employees based in Spain would then focus on the advancement of JP Financial Arena, and the business and operations of the Nomadar HPT in Europe and Asia, and the employees based in the United States would focus on the advancement of the Nomadar HPT in the Americas, and the advancement of the Mágico González brand globally. Finally, the development of JP Financial Arena will be extremely capital intensive, and require greater human capital than we currently possess. We will need to onboard additional personnel to operate our business lines as planned. However, there is no guarantee we will be able to onboard the necessary personnel in Spain or the United States, or retain such personnel at favorable terms or at all. There is also no guarantee that we will be able to retain our executive officers or key employees. The loss of any of our executive officers or key employees, or the failure to onboard or retain human capital resources in Spain or the United States, would prevent us from being able to pursue our planned business operations, including but not limited to the construction of JP Financial Arena, and would have a material adverse effect on our business and results of operations.

Risks Related to Our Intellectual Property, Cybersecurity, and Data Privacy

Our intellectual property rights, including trademarks, trade names, and know-how, may be infringed, misappropriated or challenged by others.

Our intellectual property (including our name), and our business partners’ intellectual property, is important to our continued success. We seek to protect our trademarks, trade names, know-how and other intellectual property by exercising our rights under applicable state, provincial, federal and international laws. Policing unauthorized use and other violations of our intellectual property rights is difficult, and the steps we take may not prevent misappropriation, infringement, dilution or other violations of our intellectual property, especially internationally where foreign nations may not have laws to protect against “squatting,” or in “first-to-file” nations where trademark rights can be obtained despite a third-party’s prior use of our intellectual property. If we were to fail to successfully protect our intellectual property rights for any reason, or if any third-party misappropriates, dilutes, infringes or violates our intellectual property, the value of our brand may be harmed, which could have an adverse effect on our business, results of operations and financial condition.

We may also from time to time be required to initiate litigation to enforce our, or our business partners’, intellectual property rights. Third parties may also assert that we, or our business partners, have infringed, diluted, misappropriated or otherwise violated their intellectual property rights, which could lead to litigation against us or our business partners. Litigation, even where we are likely to prevail, is inherently uncertain and could divert the attention of management, result in substantial costs and diversion of resources and negatively affect our planned business lines and profitability regardless of whether we are able to successfully enforce or defend our, or our business partners’ rights. Despite our efforts to enforce and defend our, and our business partners’, intellectual property rights, title defects can arise from conduct of third parties that we cannot anticipate or control, or our exclusive ownership and control over our intellectual property (or our business partners’ ownership and control over their intellectual property), especially our, or our business partners’, rights in trademarks and trade secrets, could be diminished or impaired. For example, under U.S. law a third-party’s prior use of a trademark similar to a Nomadar trademark, or a trademark licensed to Nomadar, could impair our rights in such trademarks, which, despite reasonable research and efforts, we may not have been able to discover or anticipate. In addition, our, or our business partners’, trade secrets and confidential information could be compromised through misappropriation or unauthorized disclosure, including through a cyber incident, and, despite our, or our business partners’, reasonable efforts to protect our, or our business partners’ confidential information and trade secrets, and to maintain the proprietary status thereof, the information could be disclosed or a court could rule that legal protections provided to trade secrets are no longer enforceable, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Unauthorized disclosure of sensitive or confidential client or customer information could harm our business and standing with our clients and customers.

The protection of our future client, customer, employee, and other company data is critical to us. We will collect, store, transmit, and use personal information relating to, among others, clients, Nomadar HPT academy students, employees, consumers, and event participants. We will also collect certain data through our marketing ventures and other means, which may include a range of talent and production information and data provided to us by our, or our business partners’ clients. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential client and customer information. Our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, payment card terminal tampering, computer viruses, misplaced, lost or stolen data, programming or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of client or customer information, whether by us or our third-party service providers, could damage our, or our business partners’ reputation, result in the loss of clients and customers, expose us, or our business partners to risk of litigation and liability or regulatory investigations or actions, disrupt our operations, and harm our business. In addition, as a result of recent security breaches, the media and public scrutiny of information security and privacy has become more intense. As a result, we may incur significant costs to change our business practices or modify our service offerings in connection with the protection of personally identifiable information.

Use of email marketing, mobile application and social media may adversely impact our reputation or subject us to fines or other penalties.

There has been a substantial increase in the use and popularity of email, social media and other consumer-oriented technologies, including vlogs, blogs, chat platforms, social media websites and applications, and other forms of internet-based communication, which has increased the speed and accessibility of information dissemination and broadened the pool of consumers and other interested persons. Negative or false commentary about us may be posted on social media platforms or similar devices at any time and may harm our business, brand, reputation, marketing partners, financial condition, and results of operations, regardless of the information’s accuracy. Consumers value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against Nomadar HPT academies, such as boycotts, can be more easily organized. If such actions were organized, we and Sportech could suffer reputational damage as well as physical damage to Sportech’s, and our other business partners’ facilities. Social media and other platforms may in the future be used to attack us, Sportech and our other business partners, our, Sportech’s and our other business partners’, information security systems and our, Sportech’s and our other business partners’, reputation, including through use of spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, distributed denial of service attacks, password attacks, “Man in the Middle” attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing and swatting. We are in the process of developing a cyber security policy in an attempt to prevent and respond to these attacks. Nonetheless, these types of attacks are pervasive inside and outside of the industry and could lead to the improper disclosure of proprietary information, negative comments about our brand, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information, which could lead to a decline in the value of our brand, which could have a material adverse effect on our business.

The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our, and our business partners’ businesses by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships and reputation, all of which could subject us to loss and harm our brand and our business, as well as the brand and businesses of our business partners.

We may in the future be subject to cyber incidents or other adverse events that threaten the confidentiality, integrity or availability of information resources, including intentional attacks or unintentional events where parties gain unauthorized access to systems to disrupt operations, corrupt data or steal confidential, personal or other information about customers, vendors and employees. Such attacks have become more common, and many companies have recently experienced serious cyber incidents and breaches of their information technology systems. As our, and our business partners’ reliance on technology increases, so have the risks posed to our, and our business partners’ systems, both internal and those that are outsourced. We and our business partners could also be subject to negative impacts on our businesses caused by cyber incidents relating to third-party vendors. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to the relationship with members and private data exposure, which each in turn could create additional risks and exposure. However, these measures do not guarantee that our reputation and financial results will not be adversely affected by such an incident.

Because we accept electronic forms of payment from our respective customers, our business requires the collection and retention of customer data, including credit and debit card numbers and other personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide credit card processing. We also maintain important internal company data, such as personally identifiable information about our employees and information relating to our operations. Our use of personally identifiable information is regulated by federal, state, and foreign laws, as well as by certain third-party agreements. As privacy and information security laws and regulations and contractual obligations with third parties evolve, we may incur additional costs to ensure that we remain in compliance with those laws and regulations and contractual obligations. If our security and information systems are compromised or if we, our employees fail to comply with these laws, regulations, or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties arising from violations of federal and state laws and payment card industry regulations.

Under certain laws, regulations and contractual obligations, a cyber incident could also require us to notify customers, employees or other groups of the incident or could result in adverse publicity, loss of sales and profits or an increase in fees payable to third parties. We could also incur penalties or remediation and other costs that could adversely affect the operation of our business and results of operations, which in turn may materially and adversely affect our results of operations and financial condition.

Risks Related to Our Dependence on Third Parties

Our business depends in part on relationships with certain third parties.

We are dependent on third-party suppliers for certain merchandise, equipment and other goods. Any interruption in our ability to obtain such required goods from third parties or deterioration in their performance could negatively impact these portions of our operations. Furthermore, if our arrangements with any of these third parties are terminated or modified against our interest, we may not be able to find alternative solutions for these portions of our business on a timely basis or on terms favorable to us or at all.

In the future, we may enter into licensing arrangements permitting third parties to use our brand and trademarks. Although we plan to take steps to carefully select our licensing partners, such arrangements may not be successful. Our licensing partners may fail to fulfill their obligations under their license agreements or have interests that differ from or conflict with our own. The inability of such sponsors and commercial partners to meet our quality standards could negatively affect consumer confidence in the quality and value of our brand, which could result in lower product sales. Any one or more of these events could have a material adverse effect on our business, results of operation, financial condition and cash flow.

Risks Related to Our Industry

There could be a decline in our popularity or the popularity of soccer.

There can be no assurance that soccer will retain its popularity as a sport around the world and its status in Spain as the so-called “national game,” together with the associated levels of media coverage. Further, there can be no assurance that soccer will reach the same level of popularity in the United States as the sport currently has in countries such as the United Kingdom and Spain. In addition, Cádiz CF could suffer a decline in popularity. Any decline in popularity could result in lower ticket sales, broadcasting revenue, sponsorship revenue, a reduction in the value of our players or our brand, or a decline in the value of our securities, including our common stock. Any one of these events or a combination of such events could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Serious injuries to or losses of Cádiz CF playing staff may affect the team’s performance, and therefore our results of operations and financial condition.

As described elsewhere herein, we believe the popularity of our business is highly dependent upon the success of and popularity of Cádiz CF. Injuries to members of the Cádiz CF playing staff, particularly if career-threatening or career-ending, could have a detrimental effect on the overall success to Cádiz CF and our business. Such injuries could have a negative effect upon Cádiz CF’s performance and may also result in a loss of the income that would otherwise have resulted from a transfer of that player’s registration. In addition, depending on the circumstances, Cádiz CF’s strategy is to maintain a squad of players sufficient to mitigate the risk of player injuries. However, this strategy may not be sufficient to mitigate all financial losses in the event of an injury, and as a result such injury may affect business, results of operations financial condition and cash flow.

We expect our business to be substantially dependent on the popularity and/or competitive success of Cádiz CF, which cannot be assured.

We expect that our financial results will depend in large part on, Cádiz CF remaining popular with its fan bases, and, in varying degrees, on the teams achieving on-field success, which can generate fan enthusiasm, resulting in sustained ticket, premium seating, suite, sponsorship, food and beverage and merchandise sales during the season. Furthermore, success in the regular season may qualify Cádiz CF for participation in post-season playoffs, which provides additional revenue by increasing the number of games played by Cádiz CF and, more importantly, by generating increased excitement and interest in Cádiz CF, which can help drive a number of our revenue streams, including by improving attendance at Cádiz CF games and sponsorships, in subsequent seasons. There can be no assurance that Cádiz CF will maintain continued popularity or compete in post-season play in the future.

Our business could be adversely affected by terrorist activity or the threat of terrorist activity and other developments that discourage congregation at prominent places of public assembly.

The success of our business is dependent upon the willingness and ability of patrons to attend events hosted at JP Financial Arena. Once constructed, JP Financial Arena, like all prominent places of public assembly, could be the target of terrorist activities, including acts of domestic terrorism or other actions that discourage attendance. Any such activity or threatened activity at or near JP Financial Arena, or other similar venues in other locations could result in reduced attendance at Cádiz CF games and other events held at JP Financial Arena and, more generally, have a material negative effect on our business and results of operations. Similarly, a major epidemic or pandemic, or the threat of such an event, has in the past materially affected, and could in the future materially adversely affect attendance at JP Financial Arena, Cádiz CF games, and JP Financial Arena attendance for other events or, depending on its severity, halt Cádiz CF’s and JP Financial Arena’s or our operations entirely. Moreover, the costs of protecting against such incidents could reduce the profitability of our operations. In addition, such events or the threat of such events may harm our or our affiliates’ ability to obtain or renew insurance coverage on favorable terms or at all.

We will be subject to governmental regulation, which can change, and any failure to comply with these regulations may have a material negative effect on our current and proposed business lines and results of operations.

We will be subject to governmental regulations affecting our business. These include, but are not limited to, data privacy and protection laws, regulations, policies and contractual obligations that apply to the collection, transmission, storage, processing and use of personal information or personal data, which among other things, impose certain requirements relating to the privacy and security of personal information. The variety of laws and regulations governing data privacy and protection, and the use of the internet as a commercial medium are rapidly evolving, extensive, and complex, and may include provisions and obligations that are inconsistent with one another or uncertain in their scope or application.

The data protection landscape is rapidly evolving in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these future laws and regulations may have on our business.

In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive.

Our current and proposed business may in the future be subject to a variety of other laws and regulations, including working conditions, labor, immigration and employment laws; and health, safety and sanitation requirements. We are unable to predict the outcome or effects of any potential legislative or regulatory proposals on our businesses. Any changes to the legal and regulatory framework applicable to our businesses could have an adverse impact on our business and results of operations.

Our failure to comply with applicable governmental laws and regulations, or to maintain necessary permits or licenses, could result in liability that could have a material negative effect on our business and results of operations.

Our proposed international expansion and operations in foreign markets is speculative and will expose us to risks associated with international sales and operations.

While we currently have a lack of business operations, we intend to continue to expand different lines of business internationally and operate in select foreign markets. Managing a global organization is difficult, time consuming and expensive. Our inexperience in operating our Company’s proposed businesses globally increases the risk that any future international expansion efforts that we may undertake will not be successful and such expansion is speculative at this time. In addition, conducting international operations subjects us to risks such as the lack of familiarity with and unexpected changes in foreign regulatory requirements; difficulties in managing and staffing international operations; fluctuations in foreign exchange rates; potentially adverse tax consequences, including foreign value added tax systems, and restrictions on repatriation of earnings; the burdens of complying with a wide variety of foreign laws and legal standards; increased financial accounting and reporting burdens and complexities; the lack of strong intellectual property regimes and political, social and economic instability abroad. Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.

In many foreign countries, particularly in certain developing economies, it is not uncommon to encounter business practices that are prohibited by certain regulations, such as the UK Bribery Act 2010, the US Foreign Corrupt Practices Act and similar laws. Our efforts undertaken to comply with respect to these laws may not prevent our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations from taking actions in violation of such policies and procedures. Any such violation, even if prohibited by our policies and procedures or the law, could have a material adverse effect on our reputation, results of operations, financial condition and the price of our common stock.

Fans attending professional soccer games risk personal injury or accident, which could subject us to personal injury or other claims and could increase our expenses.

Personal injuries and accidents involving fans attending professional soccer games have occurred, and may in the future occur, which could subject Cádiz CF to claims and liabilities for personal injuries which could increase expenses. While Cádiz CF maintains insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect Cádiz CF from material financial loss for personal injuries sustained by persons at its stadium, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

Moreover, personal injuries and accidents involving patrons attending JP Financial Arena, may in the future occur, which could subject us to claims and liabilities for personal injuries which could increase expenses. While we maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect JP Financial Arena from material financial loss for personal injuries sustained by persons at JP Financial Arena, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

Our commercial partners may be unable to recruit, train and/or retain qualified coaches, teachers, mentors, and other skilled professionals for the Nomadar HPT.

Effective coaches, teachers and mentors are critical to maintaining the quality of the Nomadar HPT soccer training system and curriculum and assisting student players with their abilities. The educational content and trainings the Nomadar HPT provides are a combination of content developed in-house, by teachers, coaches and mentors. Teachers, coaches and mentors must have strong interpersonal communications skills to be able to effectively instruct students and players.

There is a limited pool of qualified individuals with the attributes required to teach and train the Nomadar HPT target student players. We must provide continuous training to teachers, coaches and mentors so that they can stay abreast of changes in student demands, standards and other key trends necessary to teach and train effectively. We may not be able to recruit, train and retain enough qualified teachers, coaches and mentors to keep pace with the growth of the Nomadar HPT while maintaining consistent teaching quality.

Shortages of qualified teachers, coaches or mentors, or decreases in the quality of the Nomadar HPT instruction or the amount and quality of educational content the Nomadar HPT can produce and offer as a result, whether actual or perceived, would have an adverse effect on our business.

The success of the Nomadar HPT also depends in large part on our senior management and key personnel as well as in general upon highly trained finance, technical, recruiting and marketing professionals in order to operate the Nomadar HPT, increase revenues from our existing products and services and to launch new product offerings. If any of these employees leave us or the Nomadar HPT and we fail to effectively manage a transition to new personnel, or if there is a shortage in the number of people with the requisite skills or we fail to attract and retain qualified and experienced professionals on acceptable terms, our business, including the Nomadar HPT, financial conditions and results of operations could be adversely affected.

We have entered into the HPT License Agreement and the Framework Agreement with Cádiz CF, whereby Cádiz CF has licensed all rights to the Nomadar HPT to Nomadar, and whereby each of Cádiz CF and Nomadar have agreed to provide certain services to the other, respectively, but there is no guarantee that Cádiz CF will not terminate the HPT License Agreement and/or the Framework Agreement in the future, or that we will be able to negotiate favorable payment terms under the Framework Agreement.

We have entered into the HPT License Agreement, pursuant to which Cádiz CF has granted Nomadar a worldwide license to commercialize the Nomadar HPT for an initial 20-year period. In consideration for such license, Cádiz CF is entitled to receive 15% of net sales received by Nomadar from the commercialization of the Nomadar HPT. After this initial term, we may be required to renegotiate the terms of the licensure of the HPT Rights. In addition, Cádiz CF is entitled to terminate the HPT License Agreement prior to the end of the initial term if Nomadar fails to meet continued listing standards of Nasdaq. If we are not able to receive favorable terms for the licensure of the HPT Rights after the initial term, or if Cádiz CF terminates the HPT License Agreement, or if we fail to meet the continued listing standards of Nasdaq, we may lose the right to market the Nomadar HPT, and our business and results of operations will be materially adversely affected. Finally, to the extent that Cadiz CF controls the Company, it can decide to amend the HPT License Agreement on terms unfavorable to the Company, which could have a material adverse effect on our business and results of operations.

Additionally, we entered into the Framework Agreement, whereby, among other things, Cádiz CF agreed to provide technical training staff for players enrolled in the Company’s programs, and the Company agreed to integrate the Company’s training methodologies into Cádiz CF’s training sessions. The Framework Agreement provides that Nomadar will: (i) coordinate the registration and enrollment of international players; (ii) manage accommodation for the players, (iii) coordinate with Cádiz CF technical staff; (iv) provide training equipment, and merchandising; and (v) integrate Nomadar’s training methodologies into the Cádiz CF training sessions. It further provides that Cádiz CF will: (i) provide coaching staff; (ii) integrate these international players into Cádiz CF youth academy teams; and (iii) organize matches. Pursuant to the Framework Agreement, each party shall issue the corresponding invoices, indicating the relevant service and concept. The Company anticipates that all specific services to be provided by Cádiz CF to Nomadar shall be paid for by Nomadar according to each player’s use and participation in each program. The Framework Agreement is effective for three (3) years, renewable by written agreement; provided, however, that either party may terminate the Framework Agreement with 60 days’ prior written notice. The Framework Agreement became effective at execution on January 10, 2025. All specific services provided under the Framework Agreement and the related payments for such services will be set forth in subsequent annexes to the Framework Agreement, negotiated and agreed upon in due course between the Company and Cádiz CF, and will be disclosed at such times. If the Framework Agreement is terminated for any reason, it could have a material adverse effect on our business and results of operations. Additionally, because the specific payment terms are not described in the Framework Agreement, it is possible that the Company will not receive anticipated revenue, or any revenue at all, from the Framework Agreement, which could have a material adverse effect on our business and results of operations.

Our agreements with Cádiz CF and Sportech involve actual and apparent conflicts of interest, and there is no guarantee that we will be able to negotiate favorable terms in any current or future agreements with either party.

We have entered into various agreements with Sportech, our controlling shareholder, and Cádiz CF, the parent organization of our controlling shareholder. For example, each of the Framework Agreement and HPT License Agreement have been entered into between us and Cádiz CF, the parent company of our controlling shareholder. Rafael Contreras, our Chief Executive Officer and Co-Chairman of our board of directors, is also Executive Vice President and the Vice President of the Cádiz CF board of directors. As a result, Cádiz CF and Mr. Contreras will have actual and apparent conflicts of interest as to matters which arise between the Company, and Cádiz CF, and by extension, any matters which arise between the Company and Sportech. For example, we intend for any services provided under the Framework Agreement to be provided pursuant to terms and at costs no less than fair than those provided for and by independent third parties under the same circumstances, but we will hold extremely limited leverage in any commercial negotiations with Cádiz CF. If we are unable to negotiate favorable payment terms for any services rendered under the Framework Agreement, or any future arrangements between the Company and Sportech or between the Company and Cádiz CF, it will have a material adverse effect on our business and results of operations.

Failure to attract and retain students to enroll in programs which utilize the Nomadar HPT, or failure to onboard partner organizations to utilize the Nomadar HPT, may have a material adverse impact on our business and prospects.

The success of our business depends in part on the number of enrollments in organizations which will utilize the Nomadar HPT, and the amount we charge for use of the Nomadar HPT. As a result, our ability to attract students to enroll in the organizations which utilize the Nomadar HPT, and attract commercial partners to utilize the Nomadar HPT, are each critical to the continued success and growth of our business. This, in turn, will depend on several factors, including, among others, our ability to develop the Nomadar HPT new training programs and enhance existing training programs to respond to the changes in market trends and student demands, to maintain our consistent and high teaching quality, to market our programs successfully to a broader prospective student base, and to develop additional high-quality training content.

If the Nomadar HPT students or their parents perceive that the Nomadar HPT’s education and training program quality deteriorated due to unsatisfying learning experiences, which may be subject to a number of subjective judgments that we have limited influence over, our overall market reputation may diminish, which in turn may affect our word-of-mouth referrals and ultimately the Nomadar HPT student enrollment. In addition, the expansion of the Nomadar HPT offering of trainings, courses and services may not succeed due to competition, our failure to effectively market the Nomadar HPT courses, trainings and services (whether due to defects in our marketing tools and/or failure to adjust our strategy in order to meet the needs of current and potential students), maintain the quality of the Nomadar HPT courses, trainings and services, or other factors. We may be unable to develop and offer additional content on commercially reasonable terms and in a timely manner, or at all, to keep pace with changes in market trends and student demands. If we are unable to control the rate of student attrition, which can be affected by various factors outside our control such as students’ personal circumstances and local socioeconomic factors, the Nomadar HPT overall enrollment levels are likely to decline or if we are unable to charge enrollment fees that are both competitive and cover our rising expenses, our business, financial condition, cash flows and results of operations may be materially adversely affected.

We may be unable to manage and adapt to changes in technology, and this could have a material adverse effect on our business and results of operations.

We will need to respond to technological advances and emerging industry standards in a cost-effective and timely manner in order to remain competitive. The need to respond to technological changes may require us to make substantial, unanticipated expenditures. There can be no assurance that we will be able to respond successfully to technological change.

The actions of La Liga may have a material negative effect on our business and results of operations.

The governing bodies of La Liga have imposed, and may impose in the future, various rules, regulations, guidelines, bulletins, directives, policies and agreements (collectively, “League Rules”), which could have a material negative effect on our business and results of operations. Changes to League Rules, or the adoption of new League Rules, could have a material negative effect on the business and operations of Cádiz CF, and on our business and results of operations. If new League Rules pass that limit our ability to operate our business as we have planned or limit our ability to raise capital in the public or private markets, we may be unable to achieve our goals and strategies or increase our revenue. Although no League Rules currently have a material adverse effect on our business and results of operations, League Rules which could have such an impact in the future include, but are not limited to, the following:

●	Financial Controls and Oversight: La Liga enforces strict financial controls, including budgetary oversight, spending limits, and requirements for financial transparency. These controls may now, or new rules in the future could, restrict our ability to pursue business opportunities without prior approval from La Liga or our parent club.
●	Ownership and Governance Restrictions: La Liga may require approval for changes in our ownership structure or governance. In addition, La Liga prohibits certain conflicts of interest and may restrict or prohibit investments by individuals or entities with interests in other La Liga clubs.
●	Commercial and Sponsorship Limitations: La Liga has guidelines and restrictions on commercial activities, including sponsorships and use of broadcasting rights. These limitations may prevent us from entering into certain commercial arrangements or generating anticipated revenues from sponsorships or media-related activities.

●	Reporting and Disclosure Requirements: We may be required to provide regular and detailed financial and operational disclosures to La Liga in addition to the reporting obligations we will have as a public company. Complying with both sets of requirements may increase our administrative burden and costs, and any failure to comply could result in sanctions or other adverse actions by La Liga.
●	Alignment with Union of European Football Associations (the “UEFA”) and National Federation Rules: Our parent club, and by extension our company, may also be subject to additional rules and regulations imposed by UEFA and the Royal Spanish Football Federation, which could further restrict our operations or impose additional compliance obligations.

Risks Related to Ownership of Our common stock

Sales of common stock by our stockholders could cause our share price to decline.

Our common stock is listed on Nasdaq. Prior to listing on Nasdaq, there has been no public market for our common stock and there has not been a sustained history of trading in our common stock in “over-the-counter” markets. While our common stock may be sold on Nasdaq by registered stockholders, or by our other existing stockholders in accordance with Rule 144 under the Securities Act, there can be no assurance that any registered stockholders or other existing stockholders will sell any of their shares of common stock and there may be a lack of supply of, or demand for, common stock on Nasdaq. There can be no assurance that our registered stockholders and other existing stockholders will not sell all of their shares of common stock, resulting in an oversupply of our common stock on Nasdaq. In the case of a lack of supply of our common stock, the trading price of our common stock may rise to an unsustainable level. Further, institutional investors may be discouraged from purchasing our common stock if they are unable to purchase a block of our common stock in the open market due to a potential unwillingness of our existing stockholders to sell a sufficient amount of common stock at the price offered by such institutional investors and the greater influence individual investors have in setting the trading price. If institutional investors are unable to purchase our common stock, the market for our common stock may be more volatile without the influence of long-term institutional investors holding significant amounts of our common stock. In the case of a lack of market demand for our common stock, the trading price of our common stock could decline significantly and rapidly. Therefore, an active, liquid and orderly trading market for our common stock may not develop or be sustained, which could significantly depress the public price of our common stock and/or result in significant volatility, which could affect your ability to sell your shares of common stock.

The expiration of lock-up agreements that restrict the trading of outstanding common stock could cause the market price of the common stock to decline and would result in the dilution of your holdings.

The expiration of lock-up agreements that restrict the trading of outstanding common stock could cause the market price of our common stock to decline. Sportech and Cadiz C.F. have entered into lock-up agreements. These lock-up agreements provide that, subject to certain exceptions, no restricted stockholder may sell, transfer or dispose of, directly or indirectly, any of the common stock or securities convertible into or exercisable or exchangeable for our common stock for a period of 365 days following the date the common stock was listed for trading. A percentage of the shares held by each restricted stockholder will become unrestricted 180, 210, and 270 days following the date our common stock was listed, provided certain trading price and trading volume thresholds are met. In addition to any adverse effects that may arise upon the expiration of these lock-up agreements, the lock-up provisions in these agreements may be waived, at any time and without notice. If the restrictions under the lock-up agreements are waived, the shares of common stock held by restricted stockholders may become available for resale, subject to applicable law, including without notice, which could reduce the market price for our common stock.

We are a “controlled company” within the meaning of the Nasdaq Stock Market Rules because our insiders beneficially own more than 50% of the voting power of our outstanding voting securities, and based on such status we can rely on exemptions from certain corporate governance requirements that could adversely affect holders of the common stock.

Sportech collectively beneficially owns approximately 90.41% (and together with Cádiz CF approximately 91.59%) of the voting power of our common stock, due to a combination of their ownership of shares of common stock, and 2,500,000 shares of our Class B common stock. As such, we are a “controlled company” within the meaning of the listing rules of Nasdaq. We may rely on certain exemptions from corporate governance rules, including an exemption from the rule that a majority of our board of directors must be independent directors. Although we currently do not intend to rely on the “controlled company” exemption under the Nasdaq listing rules, we could elect to rely on this exemption in the future. In the event that we elected to rely on the “controlled company” exemption, a majority of the members of our board of directors might not be independent directors, and our nominating and corporate governance and compensation committees might not consist entirely of independent directors. Our status as a controlled company could cause our shares of common stock to be less attractive to certain investors or otherwise harm our trading price. For example, our majority stockholder, Sportech, may be able to control the outcome of certain proposals requiring stockholder approval that are brought to a vote for stockholders, including, but not limited to, (i) election of directors; (ii) amendments to the Company’s organizational documents; (iii) adoption of stock option plans and employee benefits plans involving directors and officers; (iv) mergers, acquisitions, or other reorganizations, recapitalizations, or changes in stockholders’ rights or certain other strategic or material transactions that require stockholder approval; (v) sales, leases, exchanges, or other dispositions of all or substantially all of the Company’s assets; and (vi) dissolution of the Company. As a result, you would not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements.

The holder of our shares of Class B common stock has additional rights and privileges which allow the holders to exert additional control over the Company.

We have 2,500,000 shares of Class B common stock issued and outstanding. As described elsewhere herein, each share of Class B common stock is entitled to twenty (20) votes per share on all matters put toward a vote of our common stock holders. All shares of Class B common stock are held by Sportech. This represents voting power equal to 50,000,000 shares of common stock, or approximately 78.41% of our voting power. The holders of our Class B common stock continue to hold a majority of the voting power of the Company’s common stock, and the holders of our common stock hold a minority voting interest. As such, holders of our common stock will not be afforded the same protection if such shares of Class B common stock were not issued and outstanding.

U.S. investors may have difficulty enforcing civil liabilities against our company, our directors or members of senior management or executive officers.

Certain members of our senior management, executive officers, and board of directors are non-residents of the United States, and a substantial portion of the assets of such persons are located outside the United States. As a result, it may be impracticable to serve process on such persons in the United States or to enforce judgments obtained in U.S. courts against them based on civil liability provisions of the securities laws of the United States. Even if you are successful in bringing such an action, there is doubt as to whether Spanish courts would enforce certain civil liabilities under U.S. securities laws in original actions or judgments of U.S. courts based upon these civil liability provisions. In addition, awards of punitive damages in actions brought in the United States or elsewhere may be unenforceable in Spain or elsewhere outside the United States. An award for monetary damages under U.S. securities laws would be considered punitive if it does not seek to compensate the claimant for loss or damage suffered and is intended to punish the defendant. The enforceability of any judgment in Spain will depend on the particular facts of the case as well as the laws and treaties in effect at the time. The United States and Spain do not currently have a treaty or statute providing for recognition and enforcement of the judgments of the other country (other than arbitration awards) in civil and commercial matters.

As a result, our U.S. public shareholders may have more difficulty in protecting their interests through actions against us, our management or our directors than would shareholders of a corporation incorporated in a jurisdiction in the United States.

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We currently intend to retain all available funds and any future earnings to fund the development, commercialization and growth of our business, and therefore we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Our future ability to pay cash dividends on our common stock may also be limited by the terms of any future debt securities or credit facility. As a result, capital appreciation, if any, of the common stock you purchase, will be your sole source of gain for the foreseeable future.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) having the option of delaying the adoption of certain new or revised financial accounting standards, (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until such time that we are no longer an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. Further, pursuant to Section 107 of the JOBS Act, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) December 31, 2030, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates was $700.0 million or more as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

It is possible that some investors will find our common stock less attractive as a result of the foregoing, which may result in a less active trading market for our common stock and higher volatility in our stock price.

Our management and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2025, our executive officers and directors, together with our five percent or greater stockholders and their respective affiliates, beneficially own, in the aggregate, approximately 92.74% of the voting power of the Company. If they act together, they will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and approval of any merger, sale of substantially all our assets or other significant corporate transactions. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders.

Provisions of our amended and restated certificate of incorporation and bylaws, in each case, may delay or prevent a take-over that may not be in the best interests of our stockholders.

Provisions of our amended and restated certificate of incorporation and bylaws, in each case, may be deemed to have anti-takeover effects, which include, among others, (i) the existence of our Class B common stock, which is entitled to 20 votes per share, as more particularly described elsewhere in this Annual Report, (ii) who can fill vacancies of our board of directors, (iii) supermajority voting thresholds for the removal of members of our board, and (iv) when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt.

In addition, our amended and restated certificate of incorporation authorizes the issuance of shares of preferred stock which will have such rights and preferences determined from time to time by our board of directors. Our board of directors may, without stockholder approval (except as may be required under Nasdaq rules), issue additional preferred shares with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. Further, our amended and restated certificate of incorporation authorizes the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan (also known as a “poison pill”).

Our amended and restated certificate of incorporation provides for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, (i) the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (c) any action arising pursuant to any provision of the General Corporation Law of the State of Delaware, or the DGCL, our certificate of incorporation or our bylaws or (d) any action asserting a claim governed by the internal affairs doctrine and (ii) to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our common stock will be deemed to have had notice of and consented to the forum selection clause in our amended and restated certificate of incorporation described in this paragraph.

The foregoing provision would not preclude stockholders that assert claims under the Exchange Act, from bringing such claims in federal court, to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.

We believe our choice of forum provision may benefit us by providing increased consistency in the application of Delaware law by chancellors and judges particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, our choice of forum provision may impose additional litigation costs on stockholders in pursuing claims and may limit a stockholder’s ability to bring a claim in a judicial forum that it believes to be favorable for disputes with us or any of our directors, officers or other employees, which may discourage lawsuits with respect to such claims. In addition, while the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the choice of forum provision, and there can be no assurance that such provision will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock.

Securities research analysts may establish and publish their own periodic projections for our Company. These projections may vary widely and may not accurately predict the results we actually achieve. The price of our common stock may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline.

The obligations associated with being a public company require significant resources and management attention.

As a public company in the United States, we incur legal, accounting and other expenses that we did not previously incur as a private company. We are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the listing requirements of the Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increases demand on our systems and resources. The Exchange Act requires that we file annual and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting and requires our independent registered public accounting firm to attest to the effectiveness of such internal control. Even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our internal controls or the level at which such controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Failure to comply with Section 404 could subject us to regulatory scrutiny and sanctions, impair our ability to generate revenue, cause investors to lose confidence in the accuracy and completeness of our financial reports and negatively affect our share price. The material weaknesses in our internal controls over financial reporting relating to our entity level and financial close and reporting control environments identified in accordance with Section 404 could have a material adverse effect on our business, financial condition, and results of operations if they are not remediated.

Furthermore, the demands of being a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to continue to meet our reporting obligations as a public company. However, the measures we have taken, and will continue to take, may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition, results of operations and cash flow.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business, financial condition, results of operations and cash flow could be adversely affected.

We have identified material weaknesses in our internal control over financial reporting, and if we fail to remediate these weaknesses or maintain effective internal controls, we may be unable to accurately report our financial results or comply with our reporting obligations.

As a result of our recent direct listing, we are in the early stages of designing, implementing and documenting our internal control over financial reporting in accordance with the requirements of the Exchange Act. In connection with the preparation of this Annual Report, management identified material weaknesses in our internal control over financial reporting, including insufficient internal review and monitoring over the financial close and reporting process. Accordingly, management concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

We are actively engaged in efforts to remediate these material weaknesses, including enhancing our financial reporting processes, strengthening internal review and oversight functions and implementing additional controls. However, these remediation efforts are ongoing, and we cannot assure you that they will be successful or that additional material weaknesses will not be identified in the future.

If we are unable to remediate these material weaknesses, or if we otherwise fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately and timely report our financial condition and results of operations, which could result in restatements of our financial statements, delays in required filings, or failure to meet our reporting obligations. Any such developments could adversely affect investor confidence in our company, result in a decline in the trading price of our securities and expose us to litigation or regulatory investigations.

We may not be able to maintain a listing of our common stock on Nasdaq.

We must meet certain financial and liquidity criteria to maintain our listing on Nasdaq. If we fail to meet any of Nasdaq’s continued listing standards or we violate Nasdaq listing requirements, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock may result in a determination that the common stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment. In addition, if our common stock is no longer traded on Nasdaq, or another U.S. national securities exchange, Cádiz CF would be entitled to terminate the MG License Agreement and the HPT License Agreement. For more information, see the risk factors titled “We have entered into an exclusive license agreement with Cádiz CF, whereby Cádiz CF has licensed all rights to the Nomadar HPT to Nomadar, but there is no guarantee that Cádiz CF will not terminate this agreement in the future” and “We have entered into an exclusive license agreement with Cádiz CF, whereby Cádiz CF has licensed all rights to the Mágico González brand, outside of Spain, to Nomadar, but there is no guarantee that Cádiz CF will not terminate this agreement in the future.”

It is not possible to predict the actual number of shares we will sell under the Company’s Standby Equity Purchase Agreement with Yorkville, or the actual gross proceeds resulting from those sales. Further, we may not have access to the full amount available under the Standby Equity Purchase Agreement with Yorkville.

On May 20, 2025, or the Effective Date, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD. (“Yorkville”), pursuant to which Yorkville has committed to purchase up to $30,000,000 of shares of our common stock, subject to certain limitations and conditions set forth in the SEPA. The shares of our common stock that may be issued under the SEPA may be sold by us to Yorkville at our discretion from time to time for a period of up to 36 months, unless the SEPA is earlier terminated.

We generally have the right to control the timing and amount of any sales of our shares of common stock to Yorkville under the SEPA. Sales of our common stock, if any, to Yorkville will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Yorkville all, some or none of the shares of our common stock that may be available for us to sell to Yorkville pursuant to the SEPA.

Because the per share purchase price that Yorkville will pay for the shares we may elect to sell pursuant to the SEPA, if any, will fluctuate based on the market prices of our common stock prior to each Advance made pursuant to the SEPA, as of the date of this Annual Report, it is not possible for us to predict the number of shares of common stock that we will sell to Yorkville under the SEPA, the purchase price per share that Yorkville will pay for shares purchased from us under the SEPA, or the aggregate gross proceeds that we will receive from those purchases by Yorkville under the SEPA, if any.

Although the SEPA provides that we may sell up to an aggregate of $30,000,000 of our common stock to Yorkville, only 6,666,667 shares of our common stock are registered under the Securities Act for resale by Yorkville. If we elect to sell to Yorkville all of the 6,666,667 shares of common stock registered for resale, depending on the market price of our common stock prior to each Advance made pursuant to the SEPA, the actual gross proceeds from the sale of all such shares may be substantially less than the $30,000,000 available to us under the SEPA, which could materially adversely affect our liquidity.

Unless there is a significant increase in the market price of our common stock, it will be necessary for us to issue and sell to Yorkville under the SEPA more than the 6,666,667 shares registered for resale in order to receive aggregate gross proceeds equal to $30,000,000 under the SEPA, and we will be required to file with the SEC one or more additional registration statements to register under the Securities Act the resale by the Yorkville of any such additional shares we wish to sell from time to time under the SEPA, which the SEC must declare effective. Under the applicable Nasdaq rules, in no event may the Company issue to Yorkville under the SEPA more than 19.99% of the shares of common stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules. Any issuance and sale by us under the SEPA of shares of common stock in addition to the 6,666,667 shares of common stock registered for resale would cause additional dilution to our stockholders.

We are not required or permitted to issue any shares of common stock under the SEPA if such issuance would breach our obligations under the rules or regulations of Nasdaq. In addition, Yorkville will not be required to, and may not, purchase any shares of our common stock if such sale would result in its beneficial ownership exceeding 4.99% of the then issued and outstanding common stock.

You may be diluted by future issuances of preferred stock or additional common stock in connection with the SEPA, our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock and options, rights, warrants and appreciation rights relating to our common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. We could issue a significant number of shares of common stock in the future in connection with investments or acquisitions. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our common stock. In addition, we may initially issue up to 3,000,000 shares of common stock pursuant to the Company’s 2025 Omnibus Equity Incentive Plan (as defined below), plus additional shares of common stock equal to 5% of our issued and outstanding common stock on an annual basis, pursuant to an “evergreen” provision set forth in the 2025 Plan. See the section entitled “Item 11. Executive Compensation - Equity Incentive Plans.”

In connection with the SEPA, on May 20, 2025, the Company and Yorkville entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to register all of the shares of common stock issuable upon conversion of the Convertible Notes and all of the shares of common stock issuable under the SEPA pursuant to an Advance. The Company has previously registered under a (i) Registration Statement on Form S-1 (File No. 333-284716), 937,500 shares of common stock issuable to Yorkville, which represents (a) 37,500 shares issued to Yorkville as commitment shares, at a stated value of $8.00 per share, and (b) 900,000 shares issuable upon conversion of the Convertible Notes; and (ii) Registration Statement on Form S-1 (File No. 333-291747), 6,666,667 shares that we may elect, in our sole discretion, to issue and sell to Yorkville, from time to time, pursuant to the terms of the SEPA. However, the number of shares issuable in connection with the SEPA is not knowable at this time, and will depend, in part, on the trading price of our common stock. If we are required to issue additional shares under the SEPA, we may need to file one or more registration statements with the SEC to register such shares. See “Item 7. Management’s Discussion and Financial Analysis – Standby Equity Purchase Agreement” for more information. As of March 31, 2026, 122,420 shares of Class A common stock have been issued under the Convertible Notes and up to 616,438, may be issued upon conversion of the Convertible Notes.

The conversion price of each Convertible Note is $8.00 per share of Class A common stock, subject to adjustment as set forth in the Convertible Notes. Each Convertible Note provides that the conversion price of each Convertible Note shall be adjusted if the Company issues shares of Class A common stock at a price less than $8.00. In February 2026, we issued shares of Class A common stock to a third-party investor at a price equal to $3.65 per share. As a result, the conversion price of the Convertible Notes was adjusted downward to $3.65 per share.

In addition, the future issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of shares of our common stock, either by diluting the voting power of our common stock if the preferred stock votes together with the common stock as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote, even if the action were approved by the holders of our shares of our common stock.

The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. For example, investors in the common stock may not wish to purchase common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase common stock at the lower conversion price, causing economic dilution to the holders of common stock.

The sale and issuance of our common stock to Yorkville will cause dilution to our existing stockholders, and the sale of the shares of common stock acquired by Yorkville, or the perception that such sales may occur, could cause the price of our common stock to fall.

The purchase price for the shares of common stock that we may sell to Yorkville under the SEPA will fluctuate based on the market price of our common stock. Depending on a number of factors, including market liquidity, sales of such shares of common stock may cause the trading price of our common stock to fall.

If and when we do sell shares of common stock to Yorkville, it may resell all, some, or none of those shares of common stock at its discretion, subject to the terms of the SEPA. Therefore, sales of common stock to Yorkville by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Yorkville, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a desirable time and price.

We may not receive all of the proceeds from our committed private placement financings.

We have entered into private placement agreements in February 2026 and March 2026, which each provide for funding in multiple future tranches, for an aggregate of approximately $7.13 million in proceeds. As of the date hereof, we have received approximately $3.85 million and are scheduled to receive the remaining tranches on the schedules set forth in the respective subscription agreements. If we do not receive some or all of the anticipated proceeds, we may need to seek additional capital, which may not be available on favorable terms, if at all, and any such financing could be dilutive to our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We use, store, and process limited data related to our operations. As of the date of this filing, we have not yet implemented a formal cybersecurity risk management program designed to identify, assess, and mitigate risks from cybersecurity threats. We intend to implement a cybersecurity risk management program as our business operations and technology infrastructure evolve.

Cyber Risk Management and Strategy

We plan to implement and maintain a cybersecurity risk management program under the oversight of our Board of Directors. Once implemented, this program will include systematic processes for identifying, assessing, and mitigating cybersecurity risks and will be integrated into our overall risk management processes. We intend to adopt a risk-based approach to managing cyber threats, supported by commonly used cybersecurity technologies, such as cloud-based monitoring and threat detection tools.

We expect to utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing.

As part of this effort, we also intend to implement controls to assess and manage risks associated with third-party service providers who may have access to our systems or data. This may include review process for such providers’ cybersecurity practices, risk assessments, contractual requirement and system monitoring.

We expect to regularly evaluate and enhance our cybersecurity policies and procedures in response to emerging threats or developments affecting our industry.

During the year ended December 31, 2025, the Company is not aware that it has experienced any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Item 2. Properties

Our principal executive offices are located at 5015 Highway 59 N, Marshall, Texas 75670. We believe that our facilities are adequate for our current and anticipated near-term needs and that suitable additional or substitute space would be available if needed.

Sportech and the Company entered into the Lease Agreement with a purchase option, pursuant to which Sportech will lease to the Company the land on which we intend to construct JP Financial Arena, in Cádiz, Spain. See “Item 1. Business – Our Current and Proposed Business - Multi-Purpose Event Center” for more information about the Lease Agreement. Sportech has also entered into the Development Agreement with the Honorable City Council of El Puerto de Santa María, pursuant to which, upon the terms and conditions set forth in the Development Agreement, the City has agreed to enable the urban development of the Property, through its inclusion within a New Urban Development Transformation Area, in accordance with Article 31 of the LISTA Act and Article 50 of its implementing Regulation. The Company is not a party to the Development Agreement.

We believe that our properties are suitable for the conduct of our business.

Item 3. Legal Proceedings

From time to time, we may be party to litigation arising in the ordinary course of business. We are currently not a party to any material legal proceedings and, to the best of our knowledge, no material legal proceedings are currently pending or threatened. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our common stock

Our Class A common stock is listed on the Nasdaq under the symbol “NOMA”.

Holders of common stock

As of March 31, 2026, there were 176 registered holders of record of our common stock. As of such date, there were 14,275,900 shares of our Class A common stock issued and outstanding. Our Class A common stock is listed on the Nasdaq under the symbol “NOMA”. We believe that there are a substantially greater number of beneficial owners of our common stock.

Dividends

We have not declared any cash dividends since inception and we do not anticipate paying any dividends in the foreseeable future. Instead, we anticipate that all of our earnings will be used to provide working capital, to support our operations, and to finance the growth and development of our business. The payment of dividends is within the discretion of the Board and will depend on our earnings, capital requirements, financial condition, prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors our Board might deem relevant. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Class B Common Stock

There is no established trading market for our Class B common stock and we do not anticipate there will be such a trading market. Holders of the Company’s Class B Common Stock are entitled to twenty votes for each. As of March 31, 2026, there were 2,500,000 shares of Class B common stock issued and outstanding, all of which were held by Sportech.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our current plans, forecasts, estimates, and beliefs and involve risks and uncertainties. Our historical results are not necessarily indicative of the results that may be expected for any future period. Our actual results, outcomes, and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Annual Report. Forward-looking statements are not historical facts, reflect our current views with respect to future events, and apply only as of the date they are made. We do not intend, and undertake no obligation, to update these forward-looking statements except as required by law.

Unless the context requires otherwise, references to “we,” “our,” “us,” and “the Company” refer to Nomadar Corp.

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

The Company engaged in limited operations until 2025 when the Company began generating revenue from providing services under commercial contracts and purchase orders entered into in the ordinary course of business. On October 31, 2025 the Company completed the direct listing of its Class A common stock (the “Direct Listing”) on The Nasdaq Capital Market under the symbol “NOMA”. Substantially all activity for the period from August 8, 2023 (inception) through October 31, 2025 relates to the Company’s formation and the registered direct listing, as well as the Company’s efforts to execute the exclusive license agreements.

Reverse Stock Split

On November 27, 2024, our board of directors and a majority of our stockholders approved the Amendment to the amended and restated certificate of incorporation to effect a reverse stock split of the outstanding shares of our Class A common stock and Class B common stock, each at a ratio of one-for-two (1-for-2). The Amendment became effective on the same date, upon filing of the Amendment with the Secretary of State of the State of Delaware. As a result of the Reverse Stock Split, every two (2) shares of our issued and outstanding Class A common stock, and every two (2) shares of our issued and outstanding Class B common stock, automatically and without any action by us or any holder thereof, were combined into one (1) validly issued and non-assessable share of Class A common stock or Class B common stock, as applicable, resulting in 11,581,218 post Reverse Stock Split shares of Class A common stock and 2,500,000 post Reverse Stock Split shares of Class B common stock. No fractional shares were issued to any of our stockholders, and in lieu of issuing any such fractional shares, any fractional shares resulting from the Reverse Stock Split if applicable, were rounded up to the nearest whole share of common stock. The shares of common stock as adjusted for the Reverse Stock Split remain fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock nor did it change the authorized shares of preferred stock or the relative voting power of holders of the outstanding common stock. All share and per share amounts have been retroactively adjusted for the Reverse Stock Split.

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

In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to us in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of up to $3 million (each a “Pre-Paid Advance,” and together, the “Pre-Paid Advances”), which was paid in three tranches. The first Pre-Paid Advance was disbursed on May 22, 2025 in the amount of $0.5 million, the second Pre-Paid Advance was disbursed on July 2, 2025 in the amount of $0.5 million, and the third Pre-Paid Advance was disbursed on November 4, 2025 in a principal amount of $2 million. The conversion price of each Convertible Note is $8.00 per share of Class A common stock, subject to adjustment as set forth in the Convertible Notes. Each Convertible Note provides that the conversion price of each Convertible Note shall be adjusted if the Company issues shares of Class A common stock at a price less than $8.00. In February 2026, we issued shares of Class A common stock to a third-party investor at a price equal to $3.65 per share. As a result, the conversion price of the Convertible Notes was adjusted downward to $3.65 per share.

The purchase price for the Pre-Paid Advance is 92.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 8%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date of the Convertible Notes is May 20, 2026.

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

Under the applicable Nasdaq rules, in no event may we issue to Yorkville under the SEPA more than 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules. Moreover, we may not issue or sell any shares of Common Stock to Yorkville under the SEPA which, when aggregated with all other shares of common stock then beneficially owned by Yorkville and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act, and Rule 13d-3 thereunder), would result in Yorkville beneficially owning more than 4.99% of the outstanding shares of Common Stock.

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

Multi-Purpose Event Center

On November 17, 2025, the Company entered into a land lease agreement and purchase option (the “Lease Agreement”) with Sportech, pursuant to which Sportech, as the owner of a plot of land located at Puerto de Santa Maria, Spain, as further described in the Lease Agreement (the “Property”), has agreed to lease the Company the Property, for an initial term of three years from the date of the Lease Agreement, which may be extended for an additional two year period by mutual agreement between the Company and Sportech. We intend to construct JP Financial Arena on the Property. Once complete, the facility is planned to span over approximately 110,000 m², and feature a venue, which can host concerts and sporting events, with seating for over 40,000 fans, a world-class hotel and convention center with commercial area, a sports clinic, gym & spa, and food court. As of December 31, 2025 we have prepaid $3,267,469 toward the Lease Agreement’s purchase option.

Adjacent to the event center, the proposed creation of an approximately 20,000 m² commercial space will mirror a forward-thinking approach to crafting a modern, open, and bright commercial environment. Another cornerstone of JP Financial Arena will be a dedicated culinary area, proposed to span approximately 3,000 m².

Site plans currently include space for up to 56 commercial vendors and 17 food and beverage vendors. Commercial spaces will focus primarily on luxury retail, sporting stores, and more. Food and beverage offerings are expected to feature local establishments ranging from fast casual to gourmet options. Although these are our current plans, site plans are subject to change.

The Cádiz region in Spain has strong connectivity to Cádiz CF, which was established in 1910. We believe Cádiz will be the ideal location at the intersection of innovation, sports, entertainment, health, and technology as we not only contributes to the development of future stars but also build a loyal community of athletes and families. Locally, Cádiz CF has a loyal fan base, with the majority of Cádiz’s soccer fans being supporters of Cádiz CF. This is reflected by more than 18,000 season ticket holders. Additionally, through our association with figures like Mágico González and our commitment to celebrating cultural heritage, we tap into deep-seated fan loyalties and cultural narratives. This not only strengthens our brand identity but also fosters a strong emotional connection with our audience in the region. JP Financial Arena will be within two hours of two international airports, Málaga and Sevilla, which will also allow easy access for fans located internationally.

Construction is scheduled to begin in early 2027 and we anticipate construction will be completed by 2031.

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

As of the date hereof, approximately 20 players are enrolled in the long-term training modality, with an additional ten players having participated in short-term programs.

Revenues generated through the Nomadar HPT are derived from the individual players participating in the program. Each athlete pays us a fee based on the length of time said athlete will live, study, and train at one of our partner locations – generally for one to ten months, during which time they have access to the Nomadar HPT.

Stadium Events

On October 30, 2024, we entered into the Stadium Agreement with Cádiz CF, pursuant to which Cádiz CF granted us a temporary, non-exclusive right to use the JP Financial Stadium. We are in the process of engaging third-party event coordinators to host events at JP Financial Stadium. Under these contracts, we will be responsible for the assignment of space within JP Financial Stadium to the event coordinators, the facilitation of access necessary for event setup, execution, and dismantling, the provision of lighting, sound, access control, hostess services, and the stage for the event, and the compliance with all legal and regulatory requirements needed for the execution of the event. We anticipate that these contracts will typically include a non-refundable up-front fee due at the closing of the contract as well as variable consideration in the form of a percentage of ticket sales earned by the event coordinator. Pursuant to the Stadium Agreement, we have agreed to assume in full all those expenses incurred by Cádiz CF that are necessary and duly justified to guarantee the correct exploitation of JP Financial Stadium. This obligation includes, but is not limited to, all costs associated with technical, logistical, maintenance, cleaning, supplies, security, personnel, insurance, licenses and any other service or action essential to ensure the correct provision of the service and the proper development of the contracted activity. Additionally, any expense derived from legal, technical or administrative requirements that Cádiz CF must face due to the activity that is the subject of the Stadium Agreement will also be fully reimbursed by ourselves, upon presentation of the appropriate supporting documents, including any costs of a fiscal or tax nature (including direct or indirect taxes that may eventually be claimed from the club) that Cádiz CF may incur in the future because of the execution the Stadium Agreement. The Stadium Agreement has a term of ten years, and may be extended for additional periods. There are no fixed minimum recurring payments due by Nomadar to Cádiz CF under the Stadium Agreement. In 2025, we began recording revenue under the Stadium Agreement, in connection with purchase orders between ourselves and Cádiz CF. Other than as set forth above, the specific services to be performed by each party and the costs for such services have not been established and will be determined in the future, based upon the specific services to be provided.

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

We intend to launch the Mágico González brand in the U.S. in the second quarter of 2026, with e-commerce offerings beginning at such time.

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

Cádiz CF and Sportech maintain various business relationships with us. For example:

●	We entered into the Sportech Loan, which provided that we may borrow up to $1 million from Sportech, from time to time. As of December 31, 2025, we had fully repaid the Sportech loan.
●	On November 1, 2024, we entered into an agreement with Sportech pursuant to which Sportech has agreed to provide up to $10 million to fund our business and operations in 2025, 2026, and 2027.
●	On October 30, 2024, we entered into an agreement with Cádiz CF, which granted us rights to use JP Financial Stadium, for the organization of events.
●	We entered into the HPT License Agreement and MG License Agreement with Cádiz CF whereby we license the rights to the Nomadar HPT and MG Rights from Cádiz CF in exchange for royalty payments.
●	On June 12, 2025, we entered into the Assignment Agreement with Sportech and Cadiz CF.
●	On November 10, 2025, Sportech entered into an urban development agreement with the Honorable City Council of El Puerto de Santa María (the “City”), pursuant to which the City has agreed to enable the urban development of a plot of land (the “Property”) located at Puerto de Santa María, Spain. The Company is not a party to the urban development agreement. The Property is the intended site for the Company’s JP Financial Arena real estate development project. On November 17, 2025 the Company began leasing the Property pursuant to the Lease Agreement. As of December 31, 2025, the Company had made prepayments of $3,267,469 towards the Lease Agreement purchase option.

As a result, we will continue to materially rely on the support of Sportech for additional capital in the near future, and we will have ongoing business and commercial relations with Sportech and Cádiz CF pursuant to the license arrangements.

Results of Operations

	For the Year Ended
	December 31,	December 31,
	2025	2024	Var ($)	Var (%)

Revenue	$921,940	$8,025	$913,915	11,388%
Cost of sales	444,858	6,318	438,540	6,941%
Gross profit	477,082	1,707	475,375	27,849%

Operating expenses
General and administrative expenses	444,009	92,018	351,991	383%
Professional fees	2,766,385	1,274,941	1,491,444	117%
Gain (loss) on foreign currency transactions, net	(41,807)	109	(41,916)	(38,455)%
Total operating expenses	3,168,587	1,367,068	1,801,519	132%

Interest expense - stockholder loan	-	7,630	(7,630)	(100)%
Interest expense	92,788	-	92,788	100%
Interest income - related party	(134,837)	-	(134,837)	100%
Other expenses, net	117,862	-	117,862	100%

Net loss	$(2,767,318)	$(1,372,991)	$(1,394,327)	102%

For the year ended December 31, 2025, we had a net loss of $2,767,318. The primary driver of the net loss was professional fees of $2,766,385 related to Form S-1 filing requirements and legal, accounting and auditing services performed in preparation for our direct listing offset by a $41,807 gain on foreign currency transactions, net. We earned revenue of $921,940. The increase in revenue is mainly attributed to HPT License Agreements and event income generated from events hosted at the JP Financial Stadium of $433,520 and $482,044, respectively. We incurred costs of sales of $444,858, the increase in cost of sales was driven primarily by the commencement of revenue generating services related to our HPT program and events held at JP Financial Stadium. The net loss was also driven by general and administrative expenses of $444,009 and other expenses totaling $75,813, which include SEPA commitment fee and structuring fee of $325,000, loss from original issue discount on convertible notes payable of $240,000, interest expense of $92,788, amortization of Loan Premium of $255,569, offset by the change in fair value of the convertible notes payable of $702,707 and interest income – related party of $134,837.

For the year ended December 31, 2024, we had a net loss of $1,372,991. This resulted from professional fees of $1,274,941, general and administrative expenses of $92,018, and interest expense relating to the stockholder loan of $7,630.

Liquidity and Capital Resources; Going Concern Consideration

As of December 31, 2025, we had $78,163 in cash and a working capital deficit of $3,908,272. We have incurred a net loss for the year ended December 31, 2025 of $2,767,318. As of December 31, 2025, we had an accumulated deficit of $4,179,871. Further, we expect to continue to incur significant costs in pursuit of our financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year after the date of the filing of this Annual Report.

Our continuation as a going concern is dependent upon the continued financial support from its stockholders and debt holders. Specifically, continuation is contingent on our ability to obtain necessary equity or debt financing to continue operations, and ultimately our ability to generate profit from future sales and positive operating cash flows, which is not assured.

Our plans to address this uncertainty include obtaining future debt and equity financings associated with the close of the Proposed Direct Listing. In addition, in November 2024, we entered into a binding capital contribution agreement with Sportech, as amended in June 2025 (the “Contribution Agreement”), pursuant to which Sportech has agreed to provide up to $10 million to fund the business and our operations in 2025, 2026, and 2027, contingent upon the listing of ourselves on a U.S. national stock exchange through the Proposed Direct Listing. Lastly, we entered into a financing arrangement with a third party on May 20, 2025 pursuant to which the third party will purchase up to $30 million of our common stock, including funding a prepaid advance of $3 million, $0.5 million of which was funded at closing of the financing agreement on May 22, 2025, $0.5 million of which was funded on July 2, 2025, and $2 million of which was funded on October 31, 2025. There is no assurance that our plans to raise capital will be successful. Should we be unable to raise sufficient additional capital, we may be required to undertake cost-cutting measures to align with cash reserves, although there can be no guarantee that it will be successful in doing so. Accordingly, we may be required to raise additional cash through alternative debt or equity transactions. It may not be able to secure financing in a timely manner or on favorable terms, if at all. As a result, management’s plans cannot be considered probable and thus do not alleviate the substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating and financing activities, for the years ended December 31, 2025 and 2024, respectively.

	For the year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(937,440)	$(500,282)
Financing activities	1,015,186	486,069
Net increase/(decrease) in cash	$77,746	$(14,213)

Cash Flows from Operating Activities

For the year ended December 31, 2025, we incurred a net loss of $2,767,318. Net cash used in operating activities was $937,440. Non-cash adjustments to reconcile net loss to net cash used in operating activities was primarily driven by $240,000 loss from original issue discount on convertible note payable, $702,707 change in fair value of convertible note payable, $250,000 of stock-based compensation related to Direct Listing fees paid for through the issuance of our Class A common stock, $300,000 non-cash issuance of commitment shares in conjunction with a convertible note payable and $255,569 amortization of loan receivable premium.

Changes in operating assets and liabilities was primarily driven by a $187,420 increase in accounts receivable, a $134,837 increase in interest receivable – related party, offset by an $854,279 increase in accounts payable, an increase in Direct listing fees payable of $754,154 and a $156,234 increase in deferred revenue.

For the year ended December 31, 2024, we incurred a net loss of $1,372,991. Net cash used in operating activities was $500,282, consisting primarily of changes in operating assets and liabilities, including a $16,240 increase in accounts receivable, a $599,716 increase in accounts payable related to professional fees and operating expenses incurred, a $273,279 increase in accrued expenses, a $7,630 increase in interest payable – stockholder loan, and an $8,324 increase in deferred revenue.

Cash Flows from Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $1,015,186. Net cash provided by financing activities consisted primarily of $2,760,000 in proceeds from the issuance of a convertible notes payable, net of a $240,000 original issue discount, and $2,261,175 in proceeds from the issuance of common stock. These inflows were partially offset by $3,267,469 of prepayments for finance lease – related party purchase option, $636,964 in repayments on a finance lease – related party, $488,664 in payments made on a stockholder loan, and $207,603 in payments made on a deferred liability – related party.

For the year ended December 31, 2024, net cash provided by financing activities was $486,069. Net cash provided by financing activities consisted of $453,469 in proceeds from a stockholder loan and $32,600 in proceeds from the issuance of common stock.

Contractual Obligations and Commitments

On September 1, 2023, the Company entered into a line of credit agreement with Sportech, allowing the Company to borrow up to $1,000,000 from Sportech, with an interest rate of 4.19% and which expires on December 31, 2029. As of December 31, 2025, the Company has $0 outstanding on the line of credit agreement.

In August 2024, the Company entered into two exclusive licensing agreements with Cádiz CF, the HPT License Agreement and the MG License Agreement. Each agreement has a term of twenty years, and can be terminated under mutual agreement between both Cádiz CF and Nomadar, or through a breach of the terms of the respective agreement. Pursuant to the HPT License Agreement, the Company will pay a royalty of 15% of the net sales, defined as sales revenue less cost of goods sold, obtained as remuneration for the use of the Nomadar HPT know-how regulated under the agreement. Pursuant to the MG License Agreement, the Company will pay a royalty of 15% of the net sales obtained as remuneration for the transfer of the trademark use regulated under the agreement. Payment will be made within thirty days of the fiscal year end.

In November 2024, the Company entered into a binding capital contribution agreement with Sportech, which was amended on June 12, 2025 (as amended, the “Contribution Agreement”), pursuant to which Sportech has agreed to provide for or otherwise arrange up to $10 million to fund the business and operations of the Company through 2027 (each funding date, a “Funding Date”), in each case conditioned on the then-current listing of the Company on a U.S. national stock exchange. On each Funding Date, in consideration for the cash contribution on such Funding Date, we will issue to Sportech a number of shares of common stock based upon the fair market value of the common stock on such Funding Date.

On May 20, 2025, the Company entered into the SEPA with a third party investor pursuant to which the third party may purchase up to $30 million of the Company’s Class A Common Stock, including funding a prepaid advance of $3 million, $0.5 million of which was funded at closing of the financing agreement on May 22, 2025, $0.5 million of which was funded on July 2, 2025, and $2 million of which was funded on October 31, 2025. Although the agreement was executed on May 20, 2025, the Company accounted for the transaction on the dates on which the funds were received in connection with the convertible notes issued under the SEPA. This recognition date aligns with US GAAP guidance, which requires financial instruments to be recognized when the entity becomes a party to the contractual provisions and the consideration is received.

On June 12, 2025 the Company entered into an Assignment Agreement with Cádiz CF for the assignment of a participative loan agreement to the Company. In exchange for the assignment of the Participative Loan, the Company agreed to pay Cádiz CF $1 million within 24 months from the date of the Assignment Agreement. As of December 31, 2025, the Company had paid $207,603 of the deferred liability and had remaining deferred liability payments due with a face value of $792,396.

Critical Accounting Estimates

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

The Company acquired the Participative Loan through a non-monetary exchange, which was accounted for at fair value on the assignment date and recorded a premium for the excess fair value over the outstanding principal balance of the Participative Loan. The premium is being amortized over the term of the Participative Loan.

In exchange for the Participative Loan, the Company issued 750,000 shares of Class A Common Stock and agreed to a deferred cash payment of $1,000,000, due within 24 months, or June 2027. The deferred payment was initially recorded at its present value using the effective interest method. The deferred payment is being accreted monthly.

Because the Participative Loan is denominated in Euros, its carrying value is remeasured at each reporting period using the applicable exchange rate.

Yorkville Convertible Notes Payable

Convertible notes issued under the SEPA with Yorkville, are classified as liabilities and measured at fair value at inception and at each reporting date, with changes in fair value recognized in earnings. The notes contain features that may result in settlement through the issuance of a variable number of shares based on a conversion price that is not solely indexed to the Company’s stock, and therefore do not qualify for equity classification.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements and related financial statement schedules required to be filed are listed in the Index to Financial Statements and are incorporated herein and in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.

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

As a result of the identified material weaknesses, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

The Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

As a new public company, we are undertaking several initiatives to remediate the material weaknesses described above. These remediation efforts are ongoing, and we will continue to evaluate and improve our internal controls. Other than these ongoing remediation activities, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

A control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

For the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted or terminated during the three months December 31, 2025 by our directors and officers.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

The following table sets forth certain information, as of the date of this Annual Report, concerning our executive officers:

Name	Age	Position
Rafael Contreras	53	Chief Executive Officer and Co-Chairman
Carlos Lacave	52	Chief Financial Officer
Joaquin Martin	54	Chief Executive Officer of the Americas & Global Vice-Chairman

The following is a biographical summary of the experience of our executive officers, and other key employees of the Company.

Rafael Contreras – Mr. Contreras has been Nomadar’s Chief Executive Officer and Co-Chairman of our board of directors since December 2024. Mr. Contreras has been the Executive Vice President of Cádiz CF since March 2021 and the Vice President of the board of directors since October 2021. Mr. Contreras co-founded Humanox, a sports technology company, in March 2020, where he served as the CEO from inception to March 2021 and as chairman from March 2021 to October 2022. Mr. Contreras founded Airtificial (formerly Carbures before being acquired), a Spanish Continuous Market listed company specializing in the integration of artificial intelligence with smart composite structures and collaborative robotics, in August 2011. Mr. Contreras served as the CEO of Airtificial, a multinational technology firm operating in the fields of advanced materials and artificial intelligence, from August 2011 to November 2018, and as the chairman from August 2011 to December 2020. Mr. Contreras co-founded Muving in October 2016, and served as the chairman from October 2016 to June 2020. In 2016, Mr. Contreras co-founded Skully, an Atlanta, Georgia-based technology company within the sports sector. In 2014, Mr. Contreras founded Torrot, integrating the company into the Muving framework. Mr. Contreras previously served on the board of directors of Bionaturis, a publicly traded biotechnology company between March 2005 and December 2017, and the board of directors of Airtificial from March 2012 to November 2020. Mr. Contreras received a doctorate in social sciences and a degree in economics from the University of Cádiz. Mr. Contreras also holds two doctorates from Comillas Pontifical University ICAI-ICADE, received a master’s in strategic consulting from the University of Bologna, and completed an executive program in leadership and technology at the Massachusetts Institute of Technology (MIT).

Carlos Lacave, has been Nomadar’s Chief Financial Officer since December 2023. He brings extensive financial expertise and strategic insight from various sectors. Before joining Nomadar, from February 2014 to November 2023, Mr. Lacave was Managing Director at Passivalia and TeamClima ventures, where he led projects focused on construction and energy efficiency in Southern Europe. These efforts led to a significant reduction in energy consumption, achieving savings of over 90%, establishing the company as a key player in energy-efficient construction. In addition to his leadership roles, Mr. Lacave has a robust background in finance, having worked at various financial institutions, including the Citigroup Global Transactions Services Unit, focusing on revenue growth in the EMEA region and expansion through acquisitions in the FinTech and payment processing sectors and others, including Banco Santander and MoneyMate. Mr. Lacave’s received a law degree from Complutense University of Madrid and a diploma in Business Administration from Vrije Universiteit Van Brussel. Mr. Lacave also received an MBA from IESE Business School in Barcelona. Mr. Lacave’s diverse educational and professional background has equipped him with a comprehensive skill set and a nuanced understanding of financial markets, making him a well-rounded financial executive.

Joaquin Martin, has been Nomadar’s Chief Executive Officer of the Americas & Global Vice-Chairman since December 2025. Mr. Martin was Nomadar’s Chief Communications and Investor Relations Officer from September 2023 to December 2025. From April 2020 to August 2023, Mr. Martin was Director of Communication, Marketing, and Investor Relations at Humanox, a sports technology company based in Spain. Under his leadership, Humanox received numerous international awards from institutions including UEFA, City Group, and Grupo Editorial El Mundo. From February 2019 to February 2020, Mr. Martin was Chief Marketing Officer at Skully, an Atlanta, Georgia-based technology company within the sports sector, where he was responsible for crafting the commercial strategy, managing both internal and external communications, and nurturing relationships with investors. From August 2018 to January 2019, he was Director of Communication and Investor Relations at Airtificial (formerly Carbures before being acquired), a multinational technology firm operating in the fields of advanced materials and artificial intelligence. He was previously Director of Organization and Competence Models at Carbures, a publicly traded company doing business in Spain and the United States. Mr. Martin holds a Bachelor’s degree in Philosophy, a Master’s in Human Resources Management from the University of Cádiz, an Executive Certificate in Innovation from MIT, a Master’s in International Trade from the Villanueva Center - Complutense University of Madrid, a Master’s in Innovation from the School of Industrial Organization, and a Master’s in Leadership and Strategy from IE Business School. He is a member of the Public Relations Society of America.

Other Key Employees

Ignacio Diaz Charlo, has been General Manager of JP Financial Arena since April 2024 and the General Manager of the Mágico González vertical since December 2024. Since February 2022, Díaz Charlo has simultaneously held two significant positions: as the Sole Administrator of Sport City Cádiz S.L. – Sportech and as the Director General at Sportech, overseeing a major events center. His leadership at Sportech underscores his versatile management skills and ability to oversee extensive operations and teams. From February 2021 to March 2022 Mr. Diaz Charlo was the Business Development Director at Cádiz CF, where he played a crucial role in leveraging commercial opportunities and enhancing the club’s financial foundations. In May 2014, he assumed the role of General Manager at Capri Global Investments S.L. (previously Rafcon Economist S.L.), an investment company where he remains active. His strategic vision has been pivotal in navigating the company through the complexities of global investment landscapes. Mr. Diaz Charlo began his career at CaixaBank S.A., where he served as a Director from July 1995 until May 2014. His tenure at CaixaBank was distinguished by strategic leadership in Corporate and Private Banking, contributing substantially to the bank’s market positioning. He received his Bachelor’s in Economic and Business Sciences from the University of Cádiz, his MBA from the Open University of Catalonia, and his Master’s in Economic and Financial Management from Open University of Catalonia. Elevating his expertise further, Díaz Charlo obtained an Executive Master in Finance at IE Business School.

José Jimenez, has been General Manager of Nomadar’s High Performance Training Program vertical since April 2024. Since September 2021, he has been coordinator of the Cádiz CF. Academy and Sport Scientist of the club, having previously served as a physical trainer at the same club since he was a student in 2016. He has also implemented a unique training methodology currently being scientifically validated through his doctoral thesis, supported by ongoing scientific studies. Since 2022, Mr. Jimenez has served as a personal trainer and recovery coach for professional soccer players across various leagues (1st Spanish Division, Italian Serie A, 1st Mexican Division, 1st Greek Division, among others) and for other elite athletes. He has been a lecturer and adjunct professor in the Degree of Physical Activity and Sport Sciences at the University of Cádiz, in the Master of Physical Activity and Health at the same university, and for other organizations such as Athletic Club de Bilbao and the Spanish Federation for the Coaches Committee. Mr. Jiménez received a Bachelors of Sciences in Physical Activity and Sport from the University of Cádiz. He has a master’s degrees in high-performance training both at a general level—Master in Physical and Sports Performance from Pablo de Olavide University, Seville—and in soccer-specific training as a Football Strength and Conditioning Coach from the Football Science Institute. He is actively involved in the scientific community as a researcher for the research group GALENO-CTS158, focusing his major research activities on health, sport, and specifically soccer. Currently, he is completing his doctoral thesis on periodization and strength training in soccer.

Non-Employee Directors

We currently have five members of our board of directors. The following table and summaries set forth certain information, as of the date of this Annual Report, concerning our non-employee directors. The biographical information for Rafael Contreras is set forth under the section “Management – Named Executive Officers.”

Name	Age	Position
Manuel Vizcaíno	61	Co- Chairman of the Board Directors
Javier Sánchez	63	Director
Antonio G. Lobón	72	Director
Peter R. Moore	71	Director

Manuel Vizcaíno – Mr. Vizcaíno has been Co-Chairman of our board of directors since December 2024. Mr. Vizcaíno has been the President of Cádiz CF since July 2014. Mr. Vizcaíno was the Subdirector General of Organization and Management at Sevilla FC from February 2003 to July 2014. Mr. Vizcaíno was a consultant for La Liga from April 2014 to July 2015 and for the Royal Spanish Tennis Federation from July 2014 to March 2015. Mr. Vizcaíno was the Director of Marketing and Expansion of Seditel Idea from 2000 to 2003. Prior to that, Mr. Vizcaíno was a Regional Director for Heinz Iberic, and a major accounts delegate at Ufesa. Mr. Vizcaíno earned a diploma in business sciences from the Universidad de Sevilla and degrees in business administration and law from Universitat Abat Oliba CEU. Mr. Vizcaíno also received a masters in sports entity management from the Universidad de Sevilla and a masters in tax advisory and taxation from CEREM.

Mr. Vizcaíno is qualified to serve as a member of the Board due to his significant professional sports management experience.

Javier Sánchez – Mr. Sánchez has been a member of our board of directors since December 2024. Mr. Sánchez was elected President of the Confederation of Business Owners of Cádiz in January 2013 and served in such role until October 2021. Mr. Sánchez has presided over the Jerez Chamber of Commerce since 2013 and has led the Andalusian Council of Chambers of Commerce since 2019. Mr. Sánchez was a member of the executive committee of CEPYME from 2014 to 2017. From 1987 to 2013, Mr. Sánchez was the Secretary General of the Confederation of Business Owners of Cádiz. During such time, he also served as the Executive Vice President, engaging in numerous negotiation tables with labor unions and various government administrations. Mr. Sánchez was the Territorial Vice President of the Confederation of Business Owners of Andalusia from 2014 to 2024. Mr. Sánchez’s board tenures include positions at the European Center for Innovative Businesses (CEEI) Bahía de Cádiz (Chairman between 2004 and 2010), the Port Authority of the Bay of Cádiz (dates), and Airtificial (2018 to present). Mr. Sánchez previously served as the state representative at the Plenary of the Free Trade Zone Consortium of Cádiz. Mr. Sánchez earned a diploma in labor relations from Escuela Social de Granada and a degree in Industrial Relations from the University of Alcalá de Henares. Mr. Sánchez completed an executive leadership program at the Instituto Internacional San Telmo.

Mr. Sánchez is qualified to serve as a member of the Board due to his significant business experience in our local markets.

Antonio G. Lobón – Mr. Lobón has been a member of our board of directors since December 2024. Mr. Lobón is a seasoned tax professional specializing in international corporate tax and cross-border transactions. Mr. Lobón has been the tax coordinator for the bank and finance line of business of Iberoamerica in New York since 2004. Prior to that, Mr. Lobón was the partner-in-charge of Latin-American legal services for KLegal from 1999 to 2004. Mr. Lobón began his career with KPMG Spain in 1978 and was promoted to partner in 1987. From 1986 to 1990, he served as the partner-in-charge of the KPMG tax and legal department in Barcelona. In 1991, Antonio became the tax coordinator for the bank and finance line of business of KPMG in Spain. Mr. Lobón holds a degree in Law from Complutense University, Madrid, and a Master’s in Tax Law from the University of Deusto, Bilbao. Mr. Lobón is also a Spanish Certified Public Accountant (CPA) and is a member of the Madrid Bar Association and the Spanish Institute of Chartered Accountants.

Mr. Lobón is qualified to serve as a member of the Board due to his significant experience in international finance, tax, and law.

Peter R. Moore – Mr. Moore has been a member of our board of directors since December 2024. Mr. Moore is a global consumer brand and technology executive with more than thirty years’ experience in sales, marketing, product development and operations. He co-founded Santa Barbara Sky FC, a USL professional soccer club in 2022. From 2021 to January 2023, Mr. Moore was Senior Vice President and General Manager of Sport and Live Entertainment with Unity Technologies (NYSE:U). From 2017 to 2020, he was Chief Executive Officer of Liverpool Football Club. Prior to his tenure with Liverpool, Mr. Moore held executive leadership roles with various sports and entertainment companies including Electronic Arts (NASDAQ:EA), Microsoft (NASDAQ:MSFT), Sega, and Reebok. Mr. Moore received his master’s degree from California State University, Long Beach, and bachelor’s degree from Madeley College.

Mr. Moore is qualified to serve as a member of the Board due to his significant executive leadership experience in the Company’s business verticals, soccer, and public company matters.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board of Directors

We currently have five members of our board of directors. Our certificate of incorporation provides that, subject to the rights of holders of any series of our preferred stock to elect directors, the number of directors on our board of directors shall be fixed from time to time solely by resolution of the majority of the total number of authorized directors, whether or not there exist any vacancies in previously authorized directorships. Each of our directors will serve a term ending on the next annual meeting of our stockholders following such director’s election or appointment, subject to such director’s earlier death, disqualification, resignation or removal.

Pursuant to our certificate of incorporation, subject to the preferential rights of holders of any series of our preferred stock, any newly created directorship that results from an increase in the number of directors or any vacancy on our board of directors can only be filled by the affirmative vote of a majority of the total number of directors then in office, even if less than a quorum, or by a sole remaining director and cannot be filled by the stockholders. Further, any member of our board of directors or our entire board of directors may only be removed for cause, and then only by the affirmative vote of the holders of at least 66 2/3% in voting power of our stock.

When considering whether directors have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.

Director Independence

The listing rules of Nasdaq require us to maintain a board of directors comprised of a majority of independent directors, as determined affirmatively by our board of directions. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of our audit, compensation and nominating and corporate governance committees must be independent. Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under Exchange Act. Under the Nasdaq listing rules, a director will only qualify as an “independent director” if, in the opinion of our Board, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out his or her responsibilities.

Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of Javier Sánchez, Antonio G. Lobón, and Peter R. Moore (representing three of our five directors), has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that they each are an “independent director” as that term is defined under the Nasdaq listing rules.

In making these determinations, our board of directors considered the relationships that each nonemployee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including consulting relationships, family relationships and the beneficial ownership of our capital stock by each non-employee director.

Board Leadership Structure

Our board of directors is co-chaired by Rafael Contreras and Manuel Vizcaíno. Our Board believes that we and our stockholders are currently best served by this leadership structure. As Co-Chairmen, Mr. Contreras and Mr. Vizcaíno promote unified leadership and direction for our board of directors and management and provides the critical leadership necessary for carrying out our strategic initiatives. Mr. Contreras and Mr. Vizcaíno, together with our board of director’s strong committee system and independent directors, allows our board of directors to maintain effective oversight of our business operations, including independent oversight of our financial statements, executive compensation, selection of director candidates, and corporate governance programs. We believe our current Board’s leadership structure enhances its ability to effectively carry out its roles and responsibilities on behalf of our stockholders.

Role of the Board In Risk Oversight

One of the key functions of the Board is informed oversight of our risk management process. The Board does not have a standing risk management committee but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and our audit committee is responsible for considering and discussing our major financial risk exposures and our risk assessment and risk management policies (including those related to data privacy, data security and cybersecurity). Our audit committee also periodically reviews the general process for the oversight of risk management by the Board.

The nominating and corporate governance committee monitors compliance with legal and regulatory requirements and the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our nominating and governance committee is responsible for overseeing key aspects of our general risk management efforts, including the allocation of risk management functions among the Board and its committees. Our compensation committee is responsible for assessing and monitoring whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Meetings of the Board Of Directors

The Board met three times during 2025. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committee(s) on which he or she served that were held during the portion of 2025 for which he or she was a director or committee member.

Nasdaq rules require that the non-management directors of the board meet at regularly scheduled executive sessions, without management present, in order to empower the non-management directors to serve as a more effective check on management. During 2025, our non-management directors met in executive session, without management present, at the end of regularly scheduled board meetings or during scheduled executive session calls. Antonio Lobon presided over the executive sessions.

Committees of our Board of Directors

In December 2024, our board of directors established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates pursuant to a charter adopted by our board of directors. Our board of directors may also establish other committees from time to time to assist the board of directors. The composition and functioning of all of our committees complies with all applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations. Each committee’s charter is available on our website at www.nomadar.com.

Audit Committee

The members of our audit committee consist of Javier Sánchez, Antonio G. Lobón, and Peter R. Moore. Antonio G. Lobón is the chair of the audit committee. Our board of directors has determined that each member of the audit committee is “independent” as that term is defined in Nasdaq rules and has sufficient knowledge in financial and auditing matters to serve on the audit committee. In addition, our board of directors has determined that each member of the audit committee meets the heightened independence requirements for audit committees required under Section 10A of the Exchange Act and related SEC and Nasdaq rules. Finally, the board of directors has determined that Antonio G. Lobón is be deemed an “audit committee financial expert.” During 2025, the audit committee met one time. The audit committee’s responsibilities include:

●	appointing, approving the compensation of and assessing the independence of our independent registered public accounting firm;

●	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

●	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;

●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

●	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

●	recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our annual report on Form 10-K;

●	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

●	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;

●	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and

●	reviewing quarterly earnings releases.

Compensation Committee

The members of our compensation committee consist of Javier Sánchez, Antonio G. Lobón, and Peter R. Moore. Peter R. Moore is the chair of the compensation committee. Our board of directors has determined that each member of the compensation committee is “independent” as that term is defined in Nasdaq rules and is a “non-employee director” under Rule 16b-3 under the Exchange Act. In addition, our board of directors has determined that each member of the compensation committee meets the heightened independence requirements for compensation committee purposes under Section 10C of the Exchange Act and related SEC and Nasdaq rules. During 2025, the compensation committee met once. The compensation committee’s responsibilities include:

●	reviewing and approving our philosophy, policies and plans with respect to the compensation of our chief executive officer;

●	making recommendations to our board of directors with respect to the compensation of our chief executive officer and our other executive officers;

●	reviewing and assessing the independence of compensation advisors;

●	overseeing and administering our equity incentive plans;

●	reviewing and making recommendations to our board of directors with respect to director compensation; and

●	preparing the compensation committee reports required by the SEC, including our “compensation discussion and analysis” disclosure.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee consist of Javier Sánchez, Antonio G. Lobón, and Peter R. Moore. Javier Sánchez is the chair of the nominating and corporate governance committee. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in Nasdaq rules. During 2025, the nominating and corporate governance committee met once. The nominating and corporate governance committee’s responsibilities include:

●	developing and recommending to the board of directors, criteria for board and committee membership;

●	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by shareholders;

●	reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;

●	identifying and screening individuals qualified to become members of the board of directors;

●	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;

●	developing and recommending to the board of directors a code of business conduct and ethics and a set of corporate governance guidelines; and

●	overseeing the evaluation of our board of directors and management.

Director Nominating Procedures

The nominating and corporate governance committee assists our Board in identifying director nominees consistent with criteria established by our Board. Although the nominating and corporate governance committee does not currently have a specific policy with regard to consideration of director candidates validly recommended by stockholders, the Board and the nominating and corporate governance committee believe that nominating and corporate governance committee would provide valid recommendations for the same consideration as other candidates. Any recommendation submitted by a stockholder to nominating and corporate governance committee should include information relating to each of the qualifications outlined below concerning the potential candidate along with the other information required by the rules of the SEC, our bylaws for stockholder nominations, and the Corporate Governance Guidelines available on our website.

Generally, nominees for director are identified and suggested to the nominating and corporate governance committee by our current directors or management using their business networks and evaluation criteria they deem important, which may or may not include diversity. While we do not have a specific policy regarding diversity and have not established minimum experience or diversity qualifications for director candidates, when considering the nomination of directors, the nominating and corporate governance committee does generally consider the diversity of its directors and nominees in terms of knowledge, experience, background, skills, expertise and other demographic factors. We do not impose any term limits on our directors.

Stockholder Communications

In December 2024, the Company adopted a stockholder communications policy. A current copy of the policy is posted on our website at www.nomadar.com.

Code of Conduct

In December 2024, we adopted a written code of business conduct and ethics, that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on our website at https://investor.nomadar.com/wp-content/uploads/2025/09/Nomadar-Code-of-Conduct-and-Ethics.pdf. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Delinquent Section 16(a) Reports

Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2025, all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with, except that Rafael Contreras, Carlos Lacave, Joaquin Martin, Manuel Vizcaino, Antonio Lobon, Javier Sanchez, Peter Moore, and Sportech each filed a late Form 3 on January 30, 2026, due to a delay in receipt of SEC EDGAR codes, each of which should have been filed in October 2025.

Item 11. Executive Compensation

Executive Compensation

The following table sets forth summary compensation information for the respective fiscal years. For the purpose of this Annual Report on Form 10-K, our “named executive officers” or “NEOs” are our principal executive officer (“PEO”), Chief Executive Officer and Co-Chairman Mr. Rafael Contreras, and our non-PEO executive officers, Mr. Carlos Lacave our Chief Financial Officer and Mr. Joaquin Martin our CEO of the Americas & Global Vice Chairman. We provide a description of the employment arrangement with Mr. Martin, below under “Employment Agreements.” The following table includes all compensation earned by our named executive officers for the respective period, regardless of whether such amounts were actually paid during the period.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt following the completion of this Direct Listing may differ materially from the currently planned programs summarized in this discussion. As an “emerging growth company” and a “smaller reporting company,” each as defined under SEC rules, we are not required to include a compensation discussion and analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies and/or smaller reporting companies.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years indicated below. For the years ended December 31, 2025 and 2024.

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Rafael Contreras	2025	—		—	—	—	—	—	—	—
(Chief Executive Officer)	2024	—		—	—	—	—	—	—	—

Carlos Lacave	2025	9,769	*	—	—	—	—	—	—	9,769
(Chief Financial Officer)	2024	—		—	—	—	—	—	—	—

Joaquin Martin	2025	6,843		—	—	—	—	—	—	6,843
(Chief Executive Officer of the Americas & Global Vice-Chairman)	2024	—		—	—	—	—	—	—	—

* Represents a payment under an invoice issued by Gestion Fiscal De Andalucia SL, in respect of Mr. Lacave’s services as Chief Financial Officer.

Employment Agreements

On December 8, 2025, we entered into an executive employment agreement (the “Martin Agreement”) with Joaquin Martin, the Company’s Head of Investor Relations, to serve as Chief Executive Officer of the Americas & Global Vice-Chairman of the Company. The Martin Agreement provides for, among other things: (i) an annual base salary of not less than €70,000; (ii) annual variable compensation in the amount of €30,000, which shall be earned based on Mr. Martin’s performance against certain criteria, as set forth in the Martin Agreement; (iii) eligibility to participate in the Company’s equity incentive and compensation plans; (iv) entitlement to participate in all Company employee benefit plans programs and arrangements made available generally to the Company’s senior executives or to other full-time employees; (v) 20 days paid vacation per year; and (vi) customary reimbursement for certain business- or employment-related expenses. The Martin Agreement also provides that if Mr. Martin is terminated by the Company without Cause (as defined in the Martin Agreement) or if Mr. Martin terminates his employment for Good Reason (as defined in the Martin Agreement), Mr. Martin shall be entitled to (i) accrued but unpaid variable compensation prior to the termination date; (ii) accelerated vesting of any and all equity awards held by Mr. Martin; (iii) severance payment equal to 12 months of base salary (18 months if the termination is in connection with a Change of Control, as defined in the Executive Agreement); and (iv) COBRA reimbursement for six months.

Outstanding Equity Awards at December 31, 2025

Director Compensation

Non-employee Director Compensation Table

Each of our directors were appointed in December 2024. None of our directors received equity awards during the fiscal year ended December 31, 2025 or 2024.

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Rafael Contreras	2025	8,000	—	—	8,000
	2024	—	—	—	—
Manuel Vizcaíno	2025	8,000	—	—	8,000
	2024	—	—	—	—
Javier Sánchez	2025	8,000	—	—	8,000
	2024	—	—	—	—
Antonio G. Lobón	2025	8,000	—	—	8,000
	2024	—	—	—	—
Peter R. Moore	2025	8,000	—	—	8,000
	2024	—	—	—	—

Non-Employee Director Compensation Policy

In January 2025, our board of directors adopted a non-employee director compensation policy. The policy is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. The policy provides for the following compensation and awards.

Inaugural Equity Grants

Each non-employee director who joins our board of directors receives an equity award of an option to purchase 40,000 shares of our Class A common stock. We intend that our board of directors will approve these inaugural equity grants in 2026.

Annual Equity Grants

Each non-employee director received an annual equity award of an option to purchase 30,000 shares of our Class A common stock. We intend that our board of directors will approve the annual equity grants in 2026.

Annual Cash Compensation

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

Equity Incentive Plans

In January 2025, we adopted an omnibus equity incentive plan (the “2025 Plan”). The 2025 Plan covers the grant of awards to the Company’s employees (including officers), non-employee consultants and non-employee directors and those of the Company’s affiliates. In addition, the 2025 Plan permits the grant of awards (other than incentive stock options) to individuals who are expected to become an employee to, non-employee consultant or non-employee director of the Company or any of its affiliates within a reasonable period of time after the grant of an award. For purposes of the 2025 Plan, the Company’s affiliates include any corporation, partnership, limited liability company, joint venture or other entity, with respect to which we, directly or indirectly, own either (i) stock of a corporation possessing more than fifty percent (50%) of the total combined voting power of all classes of stock entitled to vote, or more than fifty percent (50%) of the total value of all shares of all classes of stock of such corporation, or (ii) an aggregate of more than fifty percent (50%) of the profits interest or capital interest of any non-corporate entity. As a result, eligible persons include individuals affiliated with Sportech. The 2025 Plan reserves up to 3,000,000 shares of Class A common stock for issuance. The 2025 Plan also includes an “evergreen” provision, whereby the Board may, in its discretion, increase the number of shares of Class A common stock available for issuance under the 2025 Plan on January 1st of each year beginning in 2026, by up to 5% of the issued and outstanding Class A common stock, calculated as of December 31st on the prior calendar year.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information regarding our equity compensation plans as of December 31, 2025.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	$-	3,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	3,000,000

See “Item 11. Executive Compensation – Equity Incentive Plans” for more information.

Equity Compensation Policy

While we do not have a formal written policy in place with regard to the timing of certain equity awards in relation to the disclosure of material nonpublic information, our Board and the compensation committee do not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. It is our practice generally to grant initial equity awards to our officers and non-employee directors in connection with their hiring or appointment to the Board, as applicable. We generally intend to issue equity awards to our officers at approximately the same time each year, typically in close proximity to the first regularly scheduled meeting of our compensation committee each fiscal year. In addition, non-employee directors receive automatic grants of initial and annual equity awards, at the time of a director’s initial appointment or election to the Board and at the time of each annual meeting of our stockholders, respectively, pursuant to our Non-Employee Director Compensation Policy, as further described under “Item 11. Executive Compensation – Director Compensation.” Option grants generally are effective on the date the award determination is made by the compensation committee or the Board, as the case may be, and the exercise price of options is typically based upon the Fair Market Value of our common stock as defined in our 2025 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 31, 2026 with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of Company voting stock, (2) each of our directors, (3) each executive officer, and (4) all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security, or has the right to acquire such powers within 60 days.

The beneficial ownership of shares of common stock is calculated based on 14,275,900 shares of common stock of the Company outstanding as of March 31, 2026.

To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. Unless otherwise indicated, the business address of each of the individuals and entities named below is c/o Nomadar Corp., 5015 Highway 59 N, Marshall, Texas 75670.

	Beneficial Ownership as of March 31, 2026
Name and address of	Class A common stock			Class B common stock		Percentage of Total Voting
Beneficial Owner	Shares		%	Shares	%	Power(1)
5% Stockholders:
Sport City Cádiz S.L.(2)	7,846,980		54.96%	2,500,000	100%	89.99%
Cádiz CF(3)	750,000		5.25%	-	-	1.29%
Executive Officers and Directors
Carlos Lacave	173,196	(4)	1.21%	-	-%	*	%
Joaquin Martin	197,594	(5)	1.38%	-	-%	*	%
Rafael Contreras	2,000	(6)	* %	-	-%	*	%
Manuel Vizcaíno	5,000	(7)	* %	-	-%	*	%
Javier Sánchez	353,000	(8)	2.47%	-	-%	*	%
Antonio Lobón	—		* %	-	-%	*	%
Peter R. Moore	—		* %	-	-%	*	%
Director and Executive Officers as a Group (7) persons	730,790		5.12%	-	-%	1.13%

* Less than 1%.

(1) Based on 14,275,900 shares of common stock and 2,500,000 shares of Class B common stock issued and outstanding as of March 31, 2026, without consideration to the shares which may be issuable under the SEPA or pursuant to the conversion of outstanding promissory notes. Our shares of Class B common stock have special voting rights and privileges with respect to certain matters, including but not limited to the election of directors and the appointment of executive officers. As such, the voting power of each holder as set forth in this column reflects the voting power of shares of common stock in general, but may not accurately reflect the voting power of such shares with regard to matters upon which the holders of Class B common stock may exercise control.

(2) The address of Sportech is C/ Portugal, 2. Pol. Ind. El Trocadero, Puerto Real, 11519 (Cádiz – Spain). Manuel Ignacio Díaz Charlo has voting and dispositive power with respect to the shares held by Sportech.

(3) The address of Cádiz CF is Plaza de Madrid, s/n, Cadiz, 11010 (Cadiz – Spain). Cádiz CF has voting and dispositive power with respect to the shares held by Cádiz CF.

(4) Consists of 158,196 shares of common stock held by Mr. Lacave, 6,000 shares of common stock held by Mr. Lacave’s spouse, and 9,000 shares of common stock held by Mr. Lacave’s children.

(5) Consists of 7,000 shares of common stock held by Mr. Martin, 6,000 shares of common stock held by Mr. Martin’s spouse, 179,594 shares of common stock held by JMP 360 INTERNATIONAL ACTION SL, an entity controlled by Mr. Martin’s wife, and 5,000 shares of common stock held by Mr. Martin’s child.

(6) Consists of 1,000 shares of common stock held by Mr. Contreras and 1,000 shares of common stock held by Mr. Contreras’ child.

(7) Consists of 1,000 shares of common stock held by Mr. Vizcaíno, 1,000 shares of common stock held by Mr. Vizcaíno’s spouse, and 3,000 shares of common stock held by Mr. Vizcaíno’s children.

(8) Consists of 353,000 shares of common stock held by Mr. Sanchez.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a summary of transactions or series of transactions since inception, or currently proposed transactions or series of transactions, to which we were, or will be, a party, in which the amount involved exceeded, or will exceed, $120,000, and in which any of our directors, executive officers, or to our knowledge, beneficial owners of 5% or more of our capital stock, or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest, other than employment agreements and compensation payable to our executive officers and members of the Board. For more information see “Executive Compensation.”

Transactions with Sportech and Cádiz CF

As described elsewhere in this Annual Report, we are a partially-owned subsidiary of Sportech which is a wholly-owned subsidiary of Cádiz CF. The following are a list of transactions since our inception, between us, Sportech and/or Cádiz CF:

●	In September 2023, we entered into the Sportech Loan with Sportech, which was subsequently amended in January 2024. The Sportech Loan provides that we may borrow up to $1 million from Sportech, from time to time, in partial or whole disbursement. The Sportech Loan provides for a final balance interest of 4.19% APR on all amounts borrowed under the Sportech Loan, with final repayment due no later than December 31, 2029. As of December 31, 2025, we had fully repaid all outstanding amounts the Sportech Loan.

●	On July 31, 2024, we entered into a Stock Surrender Agreement with Sportech, pursuant to which Sportech surrendered 15,093,132 shares of our common stock, which shares were cancelled. The Stock Surrender Agreement was entered into to effect a recapitalization of the Company, in connection with the Company’s listing of common stock and in preparation for operations as a public company.

●	On August 6, 2024, we entered into the MG License Agreement with Cádiz CF, pursuant to which Cádiz CF has granted Nomadar a worldwide license, outside of Spain, to commercialize the Mágico González brand for an initial 20-year period. In consideration for such license, Cádiz CF is entitled to receive 15% of net sales received by Nomadar from the commercialization of the Mágico González brand. After this initial term, we may be required to renegotiate the terms of the licensure of the MG Rights. In addition, Cádiz CF is entitled to terminate the MG License Agreement prior to the end of the initial term if Nomadar fails to meet initial or continued listing standards of Nasdaq.

●	On August 6, 2024, we entered into the HPT License Agreement with Cádiz CF, pursuant to which Cádiz CF has granted Nomadar a worldwide license to commercialize the Nomadar HPT for an initial 20-year period. In consideration for such license, Cádiz CF is entitled to receive 15% of net sales received by Nomadar from the commercialization of the Nomadar HPT. After this initial term, we may be required to renegotiate the terms of the licensure of the HPT Rights. In addition, Cádiz CF is entitled to terminate the HPT License Agreement prior to the end of the initial term if Nomadar fails to meet initial or continued listing standards of Nasdaq.

69

●

On October 30, 2024, the Company and Cádiz CF entered into the Stadium Agreement, pursuant to which Cádiz CF granted to Nomadar a temporary, non-exclusive right to use the JP Financial Stadium. The Company is in the process of engaging third-party event coordinators to host events at JP Financial Stadium. Under these contracts, the Company will be responsible for the assignment of space within JP Financial Stadium to the event coordinators, the facilitation of access necessary for event setup, execution, and dismantling, the provision of lighting, sound, access control, hostess services, and the stage for the event, and the compliance with all legal and regulatory requirements needed for the execution of the event. The Company anticipates that these contracts will typically include a non-refundable up-front fee due at the closing of the contract as well as variable consideration in the form of a percentage of ticket sales earned by the event coordinator. Pursuant to the Stadium Agreement, the Company has agreed to assume in full all those expenses incurred by Cádiz CF that are necessary and duly justified to guarantee the correct exploitation of JP Financial Stadium. This obligation includes, but is not limited to, all costs associated with technical, logistical, maintenance, cleaning, supplies, security, personnel, insurance, licenses and any other service or action essential to ensure the correct provision of the service and the proper development of the contracted activity. Additionally, any expense derived from legal, technical or administrative requirements that Cádiz CF must face due to the activity that is the subject of the Stadium Agreement will also be fully reimbursed by the Company, upon presentation of the appropriate supporting documents, including any costs of a fiscal or tax nature (including direct or indirect taxes that may eventually be claimed from the club) that Cádiz CF may incur in the future because of the execution the Stadium Agreement. The Stadium Agreement has a term of ten years, and may be extended for additional periods. There are no fixed minimum recurring payments due by Nomadar to Cádiz CF under the Stadium Agreement. In 2025, the Company began recognizing revenue under the Stadium Agreement, in connection with purchase orders between the Company and Cádiz CF. Other than as set forth above, the specific services to be performed by each party and the costs for such services have not been established and will be determined in the future, based upon the specific services to be provided.

●	In November 2024, the Company entered into a Real Estate Contribution Agreement, which was subsequently amended and restated in December 2024, with Sportech, whereby Sportech agreed to assign all right and title, subject to certain conditions, to land on which the Company intends to construct the space for JP Financial Arena in Cádiz, Spain. In connection therewith, the Company issued Sportech 500,000 shares of common stock. However, Sportech and the Company subsequently agreed to not execute on the final conveyance of property and in the alternative, expect to enter into a five-year lease for the property on which JP Financial Arena will be developed. As a result, the issuance of the shares of Common stock was reversed as of the date of issuance as they were never fully paid for by Sportech.

●	In November 2024, the Company entered into the Contribution Agreement with Sportech, pursuant to which Sportech has agreed to provide for or otherwise arrange up to $10 million to fund the business and operations of the Company through 2027 (each funding date, a “Funding Date”), in each case conditioned on the then-current listing of the Company on a U.S. national stock exchange. On each Funding Date, in consideration for the cash contribution on such Funding Date, we will issue to Sportech a number of shares of common stock based upon the fair market value of the common stock on such Funding Date. The number of shares to be issued by the Company to Sportech on each Funding Date shall be calculated as follows, in accordance with applicable Nasdaq rules: the greater of (a) the Nasdaq consolidated closing bid price of the common stock immediately preceding the Funding Date; and (b) the lower of (i) the Nasdaq official closing price (as reflected on Nasdaq.com) immediately preceding the Funding Date, or (ii) the average Nasdaq official closing price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the Funding Date.

●	On January 10, 2025, the Company entered into the Framework Agreement with Cádiz CF, whereby, among other things, Cádiz CF agreed to provide technical training staff for players enrolled in the Company’s programs, and the Company agreed to integrate the Company’s training methodologies into Cádiz CF’s training sessions. The Framework Agreement provides that Nomadar will: (i) coordinate the registration and enrollment of international players; (ii) manage accommodation for the players, (iii) coordinate with Cádiz CF technical staff; (iv) provide training equipment, and merchandising; and (v) integrate Nomadar’s training methodologies into the Cádiz CF training sessions. It further provides that Cádiz CF will: (i) provide coaching staff; (ii) integrate these international players into Cádiz CF youth academy teams; and (iii) organize matches. Pursuant to the Framework Agreement, each party shall issue the corresponding invoices, indicating the relevant service and concept. The Company anticipates that all specific services to be provided by Cádiz CF to Nomadar shall be paid for by Nomadar according to each player’s use and participation in each program. The Framework Agreement is effective for three (3) years, renewable by written agreement; provided, however, that either party may terminate the Framework Agreement with 60 days’ prior written notice. The Company intends the services to be provided pursuant to terms and at costs that are no less favorable than those provided to or by independent third parties under the same circumstances. The Framework Agreement became effective at execution on January 10, 2025. All specific services provided under the Framework Agreement and the related payments for such services will be set forth in subsequent annexes to the Framework Agreement, negotiated and agreed upon in due course between the Company and Cádiz CF, and will be disclosed at such times.

●	On June 12, 2025, the Company entered into the Assignment Agreement with Cádiz CF for the assignment of a participative loan agreement (the “Participative Loan”) to the Company. The Participative Loan was previously held between Cádiz CF and Sportech. Pursuant to the Assignment Agreement, the Company became the new lender and Sportech remained as the borrower. The Participative Loan has an outstanding principal balance at the time of assignment of approximately $7.9 million (based on the €6.8 million on the date of assignment) due on February 23, 2027. The Participative Loan has a fixed interest rate of 3% per annum plus a variable interest rate equivalent to 1.5% of the earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of the previously completed fiscal year of the borrower. In exchange for the assignment of the Participative Loan, the Company (i) issued to Cádiz CF 750,000 shares of its common stock and (ii) agreed to pay to Cádiz CF $1.0 million within 24 months from the date of the Assignment Agreement.

●	On November 17, 2025, the Company entered into the Lease Agreement with Sportech, pursuant to which Sportech, as the owner of a plot of land located at Puerto de Santa Maria, Spain, as further described in the Lease Agreement, has agreed to lease the Company the Property, for an initial term of three years from the date of the Lease Agreement, which may be extended for an additional two year period by mutual agreement between the Company and Sportech. See “Item 1. Business - Our Current and Proposed Business - Multi-Purpose Event Center” for more information about the Lease Agreement.

Sportech is our controlling shareholder, and Cádiz CF is the parent organization of our controlling shareholder. Rafael Contreras, our Chief Executive Officer and Co-Chairman of our board of directors, is also Executive Vice President and the Vice President of the Cádiz CF board of directors. As a result, Cádiz CF and Mr. Contreras will have actual and apparent conflicts of interest as to matters which arise between the Company, and Cádiz CF, and by extension, any matters which arise between the Company and Sportech. See “Risks Related to our Industry – Our agreements with Cádiz CF and Sportech involve actual and apparent conflicts of interest, and there is no guarantee that we will be able to negotiate favorable terms in any current or future agreements with either party.”

Indemnification Agreements

We have entered into agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our board of directors to the maximum extent allowed under Delaware law.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to provisions of the State of Delaware, the Company has been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Related Party Transactions Policy

The Company has adopted a written Related Party Transaction Policy that set forth its policies and procedures for the review and approval or ratification of related person transactions. A related person includes directors, executive officers, beneficial owners of 5% or more of any class of the Company’s voting securities, and immediate family members of any of the foregoing persons. Under the Related Party Transaction Policy, if a transaction involving an amount in excess of $120,000 has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, information regarding the related person transaction must be reviewed and approved by the Company’s audit committee.

In considering related person transactions, the Company’s audit committee will take into account the relevant available facts and circumstances including, but not limited to:

●	the related person’s interest in the related person transaction;
●	the approximate dollar value of the amount involved in the related person transaction;
●	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
●	whether the transaction was undertaken in the ordinary course of business of the Company;
●	whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;
●	the purpose of, and the potential benefits to the Company of, the transaction; and
●	any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Related Party Transaction Policy requires that, in determining whether to approve, ratify or reject a related person transaction, the audit committee must review all relevant information available to it about such transaction, and that it may approve or ratify the related person transaction only if it determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, the best interests of the Company.

Insider Trading Policy and Employee, Officer and Director Hedging

We have adopted a written insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. The insider trading policy prohibits subject individuals from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to hedge or offset any decrease in the market value of our securities.

A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for the years ended December 31, 2025 and 2024 by EisnerAmper LLP (“EisnerAmper”), the Company’s independent registered public accounting firm.

(US Dollars)	2025	2024
Audit fees	$186,900	$139,125
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$186,900	$139,125

Audit fees for the fiscal years ended December 31, 2025 rendered by EisnerAmper relate to professional services rendered for the audit of our financial statements, quarterly reviews, issuance of consents, and review of documents filed with the SEC.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The policy generally provides that we will not engage our independent registered public accounting firm (EisnerAmper) to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the policy (“general pre-approval”). Unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval under the policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)

(1) The information required by this item is included in Item 8 of Part II of this Annual Report.

(2) Financial statement schedules not listed above have been omitted because information required to be set forth therein is not applicable, not required, or the information required by such schedules is shown in the consolidated financial statements or the notes thereto.

(3) See the exhibit index preceding the signature pages to this Annual Report, which is incorporated by reference herein.

(b) See the exhibit index preceding the signature pages to this Annual Report, which is incorporated by reference herein.

(c) Not applicable.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
3.2	Amended and Restated Bylaws of the registrant, filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
3.3	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of the registrant, filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
3.4	Amendment No. 2 to the Amended and Restated Certificate of Incorporation of the registrant, filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
4.1*	Description of Securities.
4.2	Form of Convertible Promissory Note, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2025.

10.1	Loan Agreement with Sport City Cádiz S.L., dated September 1, 2023, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
10.2	Amendment to Loan Agreement with Sport City Cádiz S.L., dated January 5, 2024, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
10.3	Exclusive License Agreement (Nomadar) for High Performance Training Activities Between Cádiz CF S.A.D. and Nomadar Corp., dated July 23, 2024, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
10.4	Exclusive License Agreement (Nomadar) for the Brand “Mágico González” Between Cádiz CF S.A.D. and Nomadar Corp., dated July 23, 2024, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
10.5	Stock Surrender Agreement between Nomadar Corp. and Sport City Cádiz S.L., dated July 31, 2024, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
10.6	Binding Capital Contribution Agreement / Carta de Compromiso de Contribución de Capital, between Sport City Cadiz, S.L. and Nomadar Corp., dated November 1, 2024, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
10.7	Nomadar Corp. 2025 Omnibus Equity Incentive Plan, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 6, 2025.
10.8	Standby Equity Purchase Agreement, by and between the Company and YA II PN, Ltd., dated May 20, 2025, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2025.
10.9	Registration Rights Agreement, by and between the Company and YA II PN, Ltd., dated May 20, 2025, filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2025.
10.10	Contract for the Operation of Spaces and Organization of Events, by and between the Company and Cádiz CF S.A.D., dated October 30, 2024, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2025.
10.11	Assignment Agreement by and among Nomadar Corp., Cádiz CF S.A.D, and Sport City Cádiz S.L., dated June 12, 2025, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2025.
10.12	Participative Loan Agreement dated February 24, 2022, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2025.
10.13	Addendum to Binding Capital Contribution Agreement / Carta de Compromiso de Contribución de Capital, between Sport City Cadiz, S.L. and Nomadar Corp., dated June 12, 2025, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 27, 2025.
10.14	International Youth Training Program Management Agreement between the Company and Cádiz CF S.A.D., dated January 10, 2025, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 7, 2025.
10.15	Land Lease Agreement and Purchase Option dated November 17, 2025, by and between the Nomadar Corp. and Sport City Cádiz S.L. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2025.
10.l6	Executive Employment Agreement between Nomadar Corp. and Joaquin Martin dated December 8, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-k, filed with the SEC on December 9, 2025.
10.17	Form of Subscription Agreement between the Company and the investor thereto, dated February 27, 2026, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2026.
10.18	Assignment Agreement of Naming Rights, dated March 3, 2026, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 16, 2026.
10.19	Form of Subscription Agreement between the Company and the investor thereto, dated March 27, 2026, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2026.
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries.
24.1	Power of Attorney (included on the signature page to this Annual Report).
31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS *	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Nomadar Corp. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOMADAR CORP.

Date: March 31, 2026	By:	/s/ Rafael Contreras
	Name:	Rafael Contreras
	Title:	Chief Executive Officer

The undersigned officers and directors of Nomadar Corp., hereby severally constitute and appoint Rafael Contreras and Carlos Lacave, and each of them individually, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in their name and behalf in their capacities as directors and officers and to execute any and all instruments for them and in their names in the capacities indicated below, which said attorneys and agents, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for them or any of them in their names in the capacities indicated below, any and all amendments hereto, and they do hereby ratify and confirm all that said attorneys and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rafael Contreras	Chief Executive Officer and Co-Chairman	March 31, 2026
Rafael Contreras	(Principal Executive Officer)

/s/ Carlos Lacave	Chief Financial Officer	March 31, 2026
Carlos Lacave	(Principal Financial Officer and Principal Accounting Officer)

/s/ Manuel Vizcaíno	Co-Chairman	March 31, 2026
Manuel Vizcaíno

/s/ Javier Sánchez	Director	March 31, 2026
Javier Sánchez

/s/ Antonio G. Lobón	Director	March 31, 2026
Antonio Lobón

/s/ Peter R. Moore	Director	March 31, 2026
Peter Moore

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nomadar Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nomadar Corp. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations since inception raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2025.

EISNERAMPER LLP

Iselin, New Jersey

March 31, 2026

NOMADAR CORP.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$78,163	$417
Accounts receivable, net	185,201	16,240
Prepaid expenses and other current assets	12,805	—
Total current assets	276,169	16,657

Loan receivable – related party, denominated in Euros	8,513,011	—
Right-of-use asset – finance, net – related party	5,166,888	—
Interest receivable – related party, denominated in Euros	134,837	—
Total assets	$14,090,905	$16,657

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,453,995	$599,716
Accrued expenses	275,966	273,754
Direct listing fees payable – current portion	609,237	—
Due to related party, net	18,095	—
Interest payable – stockholder loan	—	7,897
Convertible notes payable and accrued interest at fair value	1,646,663	—
Finance lease liability – related party, denominated in Euros – current portion	15,927	—
Deferred revenue	164,558	8,324
Total current liabilities	4,184,441	889,691

Direct listing fees payable – long-term	144,917	—
Finance lease liability – related party, denominated in Euros – long-term	1,906,562	—
Stockholder loan	—	488,664
Deferred liability – related party	666,867	—
Total liabilities	6,902,787	1,378,355

Commitments and contingencies (Note 3)

Stockholders’ equity (deficit):
Class A Common Stock; $0.000001 par value per share; 80,000,000 shares authorized; 12,718,726 and 11,581,218 issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	12	12
Class B Common Stock; $0.000001 par value per share; 10,000,000 shares authorized; 2,500,000 shares issued and outstanding at December 31, 2025 and December 31, 2024.	3	3
Additional paid-in capital	11,367,974	50,840
Accumulated deficit	(4,179,871)	(1,412,553)
Total stockholders’ equity (deficit)	7,188,118	(1,361,698)
Total liabilities and stockholders’ equity (deficit)	$14,090,905	$16,657

The accompanying notes are an integral part of the financial statements.

NOMADAR CORP.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024
Revenue	$921,940	$8,025
Cost of sales	444,858	6,318
Gross profit	477,082	1,707

Operating expenses:
General and administrative expenses	444,009	92,018
Professional fees	2,766,385	1,274,941
(Gain) loss on foreign currency transactions, net	(41,807)	109
Total operating expenses	3,168,587	1,367,068
Loss from operations	(2,691,505)	(1,365,361)
Other expenses (income):
SEPA commitment fee and structuring fee	325,000	—
Loss from original issue discount on convertible notes payable	240,000	—
Change in fair value of convertible notes payable	(702,707)	—
Interest expense – stockholder loan	—	7,630
Interest expense	92,788	—
Interest income – related party	(134,837)	—
Amortization of loan receivable premium – related party	255,569	—
Other expenses, net	75,813	7,630
Loss before provision for income taxes	(2,767,318)	(1,372,991)
Provision for income taxes	—	—
Net loss	$(2,767,318)	$(1,372,991)

Weighted average Class A and Class B common shares outstanding – basic and diluted	14,559,162	22,689,851
Net loss per share attributable to common stockholders – basic and diluted	$(0.19)	$(0.06)

The accompanying notes are an integral part of the financial statements.

NOMADAR CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Year Ended December 31, 2024
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	25,910,000	$26	2,500,000	$3	—	$—	$18,226	$(39,562)	$(21,307)
Issuance of Class A Common Stock	764,350	1	—	—	—	—	32,599	—	32,600
Surrender of Class A Common Stock	(15,093,132)	(15)	—	—	—	—	15	—	—
Net loss	—	—	—	—	—	—	—	(1,372,991)	(1,372,991)
Balance at December 31, 2024	11,581,218	$12	2,500,000	$3	—	$—	$50,840	$(1,412,553)	$(1,361,698)

	For the Year Ended December 31, 2025
	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	11,581,218	$12	2,500,000	$3	—	$—	$50,840	$(1,412,553)	$(1,361,698)
Issuance of commitment shares in conjunction with convertible note payable	37,500	—	—	—	—	—	300,000	—	300,000
Issuance of common stock pursuant to participative loan	750,000	—	—	—	—	—	7,884,589	—	7,884,589
Issuance of common stock in exchange for capital contribution	260,433	—	—	—	—	—	2,261,175	—	2,261,175
Common stock issued for direct listing fees	11,905	—	—	—	—	—	250,000	—	250,000
Issuance of common stock due to conversions of convertible note	77,670	—	—	—	—	—	621,370	—	621,370
Net loss	—	—	—	—	—	—	—	(2,767,318)	(2,767,318)
Balance at December 31, 2025	12,718,726	$12	2,500,000	$—	—	$—	$11,367,974	$(4,179,871)	$7,188,118

The accompanying notes are an integral part of the financial statements.

NOMADAR CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(2,767,318)	$(1,372,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from original issue discount on convertible notes payable	240,000	—
Change in fair value of convertible notes payable	(702,707)	—
Provision for credit losses	18,459
Interest on finance lease liability – related party, denominated in Euros	36,063	—
Stock-based compensation – direct listing fees	250,000	—
Non-cash issuance of commitment shares in conjunction with convertible note payable	300,000	—
Interest on finance lease liability – related party, denominated in Euros	255,569	—
Foreign exchange gain on loan receivable – related party	(57,545)	—
Accretion of deferred liability – related party	48,024	—
Changes in operating assets and liabilities:
Accounts receivable	(187,420)	(16,240)
Interest receivable – related party	(134,837)	—
Prepaid expenses and other current assets	(12,805)	—
Accounts payable	854,279	599,716
Accrued expenses	2,212	273,279
Direct listing fees payable	754,154	—
Due to related party, net	18,095	—
Interest payable – stockholder loan	(7,897)	7,630
Deferred revenue	156,234	8,324
Net cash used in operating activities	(937,440)	(500,282)

Cash Flows from Financing Activities:
Prepayments for finance lease – related party, denominated in Euros – purchase option	(3,267,469)	—
Payments on finance lease – related party	(12,993)	—
Payments made on stockholder loan	(488,664)	—
Proceeds from stockholder loan	—	453,469
Payments made on deferred liability – related party	(207,603)	—
Proceeds from issuance common stock	2,261,175	32,600
Proceeds from convertible notes payable, net of $240,000 discount	2,760,000	—
Payments on convertible notes payable	(29,260)	—
Net cash provided by financing activities	1,015,186	486,069

Net Change in Cash	77,746	(14,213)
Cash – Beginning of Year	417	14,630
Cash – End of Year	$78,163	$417

Supplemental cash flow information
Cash paid for interest	$16,598	$—

Noncash investing and financing activities:
Surrender of Class A Common Stock	$—	$15
Acquisition of loan receivable – related party for common stock issued and a deferred liability	$8,711,035	$—
Right of use asset – finance – related party obtained in exchange for lease liability – finance - related party, denominated in Euros	$5,166,888	$—
Conversion of convertible note to common stock	$621,370	$—

The accompanying notes are an integral part of the financial statements.

NOMADAR CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Nomadar Corp. (the “Company” or “Nomadar”), is a Delaware Corporation and was organized on August 8, 2023. Previously known as Sportech City USA Corp, Nomadar is majority owned by Sport City Cádiz, S.L. (“Sport City” or “Sportech”). The Company is a sport technology business that is currently planning to operate sport technology platforms and is currently planning to offer consulting services in addition to the planned construction and subsequent operation of a multi-purpose event center. The Company offers an educational high performance training (“HPT”) program for young athletes to assimilate into elite soccer programs. The Company is currently planning to operate soccer academies in the United States and Europe as well. The Company’s target market includes professional sports teams, athletes, coaches, and recreational sports enthusiasts.

The Company generates revenue through its High Performance Training Program and events management at the JP Financial Stadium.

The Company engaged in limited operations until 2025 when the Company began generating revenue. On October 31, 2025 the Company completed the direct listing of its Class A common stock (the “Direct Listing”) on The Nasdaq Capital Market under the symbol “NOMA.” Substantially all activity for the period from August 8, 2023 (inception) through the direct listing relates to the Company’s formation and the registered direct listing, as well as the Company’s efforts to execute the exclusive license agreements further described in Note 3.

Going Concern

As of December 31, 2025, the Company had $78,163 in cash, a working capital deficit of $3,908,272 and an accumulated deficit of $4,179,871. The Company has incurred a net loss of $2,767,318 during the year ended December 31, 2025. Further, the Company expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these financial statements are available to be issued.

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

The Company’s plans to address this uncertainty include obtaining future debt and equity financings. In addition, in November 2024, the Company entered into a binding capital contribution agreement with Sportech, as amended in June 2025, pursuant to which Sportech has agreed to provide up to $10 million to fund the business and operations of the Company in 2025, 2026, and 2027. Lastly, the Company entered into a financing arrangement with a third party on May 20, 2025 pursuant to which the third party may purchase up to $30 million of the Company’s Class A Common Stock, including funding a prepaid advance of $3 million, $0.5 million of which was funded at closing of the financing agreement on May 22, 2025, $0.5 million of which was funded on July 2, 2025, and $2 million which was funded on October 31, 2025. There is no assurance that the Company’s plans to raise capital will be successful. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures to align with cash reserves, although there can be no guarantee that it will be successful in doing so. Accordingly, the Company may be required to raise additional cash through alternative debt or equity transactions. It may not be able to secure financing in a timely manner or on favorable terms, if at all. As a result, management’s plans cannot be considered probable and thus do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.

These accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

Cash consist principally of cash held in commercial bank accounts. The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. At December 31, 2025 and 2024, substantially all cash and cash equivalents were held in commercial bank accounts.

Accounts Receivable

Accounts receivable represent amounts due from customers, typically within 30 to 90 days from invoice date, arising from the Company’s revenue-generating activities. Accounts receivable are presented net of an allowance for credit losses. The allowance for credit losses is determined based on a combination of the aging of receivables, and customer-specific information, including historical loss experience, current economic conditions, forecasts of future economic conditions and other relevant risk factors. The Company applies judgment in evaluating the collectability of accounts. Receivables are written off when all reasonable collection efforts have been exhausted and the amounts are deemed uncollectible. Actual credit losses may differ from management’s estimates, and such differences are recognized in the period in which they become known. As of January 1, 2024 and December 31, 2024, the allowance for credit losses was $0. As of December 31, 2025, the allowance for credit losses was approximately $20,000.

Loan Receivable – Related Party

The Company accounts for loan receivables in accordance with Accounting Standards Codification (“ASC”) 310, Receivables. Loan receivables acquired through assignment are initially recorded at the fair value of the consideration transferred, which includes equity issuances, and any deferred payment obligations (“Deferred Liability”). The loan receivable acquired on June 12, 2025, is classified as held to maturity and is measured at amortized cost, see Note 4 for more details.

The loan receivable and interest receivable are denominated in Euros. As a result, the carrying value is remeasured at each reporting period using the applicable spot exchange rate, and any resulting foreign exchange gain or loss is recognized in (gain) loss on foreign currency transactions, net within the statements of operations.

Fixed interest is accrued based on the contractual rate, while variable interest tied to the borrower’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”) is recognized when the underlying financial information becomes available and the amount is reasonably estimable.

The Company evaluates the loan receivable for expected credit losses in accordance with ASC 326, Financial Instruments – Credit Losses. An allowance for credit losses is established at acquisition and updated periodically based on borrower performance, macroeconomic conditions, and other relevant factors. As of December 31, 2025, no allowance for credit losses was recorded in connection with the loan receivable - related party.

The deferred liability, which is denominated in US Dollars, related to the acquisition of the loan receivable is recorded at present value and is accreting over time using the effective interest method, with the accretion recognized as interest expense – related party.

Convertible Notes Payable

Convertible notes issued under the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited company (“Yorkville”) are classified as liabilities and measured at fair value at inception and at each reporting date, with changes in fair value recognized in earnings. The notes contain features that may result in settlement through the issuance of a variable number of shares based on a conversion price that is not solely indexed to the Company’s stock, and therefore do not qualify for equity classification.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present and are classified as operating or finance lease. Leases with a term greater than one year will be recognized on the balance sheets as right-of-use (“ROU”) assets and lease liabilities. The Company includes renewal options to extend the lease in the lease term where it is reasonably certain that it will exercise these options. In instances where there is a finance lease for a land asset with a purchase option that is probable of being exercised, the ROU asset for the underlying land asset is not amortized. Lease liabilities are recorded based on the present values of lease payments over the terms. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. Variable payments that do not depend on a rate or index are not included in the lease liabilities and are recognized as incurred. Lease contracts do not include residual value guarantees nor do they include restrictions or other covenants. Certain adjustments to ROU assets may be required for items such as initial direct costs paid, incentives received, or lease prepayments. If significant events, changes in circumstances, or other events indicate that the lease term or other inputs have changed, the Company would reassess lease classification, remeasure the lease liabilities using revised inputs as of the reassessment date, and adjust the ROU assets. In calculating the ROU asset and lease liability, the Company elected the practical expedient to combine lease and non-lease components.

Revenue Recognition

Overview

The Company generates revenue from the following sources: (1) HPT program services and (2) contracts for events held at the JP Financial Stadium. The Company expects to generate revenue from the Mágico González Brand in future periods.

In accordance with ASC 606 Revenue Recognition, the Company recognizes revenue from contracts with customers using a five-step model, which is described below:

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

During the year ended December 31, 2025 and December 31, 2024, the Company recognized revenue of $433,520 and $8,025, respectively, related to its HPT program. The Company recognized deferred revenue of $31,232 and $0 related to the HPT program as of December 31, 2025 and December 31, 2024, respectively.

Stadium Events

On October 30, 2024, the Company and Cádiz CF entered into an agreement (the “Stadium Agreement”), pursuant to which Cádiz CF granted to Nomadar a temporary, non-exclusive right to use the JP Financial Stadium (“JP Financial Stadium”). The Company has engaged third-party event coordinators to host events at JP Financial Stadium. Under these contracts, the Company is responsible for the assignment of space within JP Financial Stadium to the event coordinators, the facilitation of access necessary for event setup, execution, and dismantling, the provision of lighting, sound, access control, hostess services, and the stage for the event, and the compliance with all legal and regulatory requirements needed for the execution of the event. These contracts may include a non-refundable up-front fee due at the closing of the contract as well as variable consideration in the form of a percentage of ticket sales earned by the event coordinator. Pursuant to the Stadium Agreement, the Company has agreed to assume in full all those expenses incurred by Cádiz CF that are necessary and duly justified to guarantee the correct exploitation of JP Financial Stadium. This obligation includes, but is not limited to, all costs associated with technical, logistical, maintenance, cleaning, supplies, security, personnel, insurance, licenses and any other service or action essential to ensure the correct provision of the service and the proper development of the contracted activity. Additionally, any expense derived from legal, technical or administrative requirements that Cádiz CF must face due to the activity that is the subject of the Stadium Agreement will also be fully reimbursed by the Company, upon presentation of the appropriate supporting documents, including any costs of a fiscal or tax nature (including direct or indirect taxes that may eventually be claimed from the club) that Cádiz CF may incur in the future because of the execution the Stadium Agreement. The Stadium Agreement has a term of ten years, and may be extended for additional periods. There are no fixed minimum recurring payments due by Nomadar to Cádiz CF under the Stadium Agreement.

Deferred revenue balances consist of up-front fees paid to the Company at the time of closing of the contract. Deferred revenue is recognized in revenue upon occurrence of the event. As of December 31, 2025 and 2024, all of the Company’s deferred revenue attributable to stadium events were reported as current liabilities in the accompanying balance sheet in the amount of $104,822 and $8,324, respectively. The Company recognized revenue of $482,044 related to the hosting of stadium events during the year ended December 31, 2025.

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

Mágico González Brand

In August 2024, the Company entered into an exclusive licensing agreement with Cádiz CF S.A.D (“Cádiz CF”) related to the brand Mágico González, the “Mágico González Agreement.” During 2025, the Company sublicensed certain intellectual property related to the Mágico González brand to a customer, which is considered a revenue-generating activity in the ordinary course of business for the Company.

The Company’s performance obligation is to sublicense certain Mágico González intellectual property to its customer, which grants the customer the right to access the symbolic intellectual property. The sublicensing arrangement stipulates that licensees must pay certain project-based milestone fees to the Company. The Company satisfies its performance obligation over the license period as it fulfills its promise to grant the sublicensee’s rights to use and benefit from the intellectual property. As such, revenue for the sublicensing arrangement is recognized over time. The Company recognizes sublicense revenue from the customer as revenue on a straight-line basis over the shorter of the estimated economic life of the sublicense or the sublicense term. During the year ended December 31, 2025 the Company recognized $28,504 of deferred revenue due to the Mágico González brand.

Other Revenues

During the year ended December 31, 2025, the Company recognized revenue of $6,376 from other ancillary revenue sources.

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

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management. The carrying amount of cash, accounts receivable, prepaid expenses, loan and interest receivable, accounts payable, accrued expenses, deferred revenue, and interest payable approximated their fair values as of December 31, 2025 and 2024.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained based on the technical merits of the position. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. The provision for income taxes includes the effects of unrecognized tax benefits, as well as the related interest and penalties.

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

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the years presented because including them would have been anti-dilutive:

	For the Year Ended December 31,
	2025	2024
Convertible notes payable	343,750	—
Total	343,750	—

Concentration Risks

A major customer is defined as a customer that represents 10% or greater of total revenues or 10% or more of total accounts receivable, net. The Company does not believe that the risk associated with these customers will have an adverse effect on the business. The Company’s concentration of accounts receivable was as follows:

	December 31,
	2025	2024
Customer A	71%	*
Customer B	15%	*
Customer C	10%	*
Customer D	*	51%
Customer E	*	49%

*	Represents amounts less than 10%

The Company’s concentration of revenue was as follows:

	Years Ended
	December 31,
	2025	2024
Customer A	23%	*
Customer E	*	100%
Customer F	31%	*
Customer G	18%	*

*	Represents amounts less than 10%

The Company maintains positive customer relationships and continually expands its customer base, mitigating the impact of any potential concentration risks that exist.

Recent Accounting Standards

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, companies are required to disclose additional information about income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024 for public business entities. The standard is required to be adopted on a prospective basis; however, retrospective application is permitted. The adoption of this accounting pronouncement did not have a material impact on the Company’s related disclosures.

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

NOTE 3. COMMITMENTS AND CONTINGENCIES

Exclusive License Agreements With Related Party

In August 2024, the Company entered into two exclusive licensing agreements with Cádiz CF S.A.D (“Cádiz CF”), one related to HPT activities and one related to the brand Mágico González, the “HPT Agreement” and the “Mágico González Agreement,” respectively. Each contract has a term of twenty years, and can be terminated early under mutual agreement between both Cádiz CF and Nomadar, or through a breach of the contract terms. Pursuant to the HPT Agreement, the Company will pay a royalty equivalent to 15% of the net sales, defined as sales revenue less cost of goods sold, obtained as remuneration for the use of the HPT know-how regulated under the agreement. During the year ended December 31, 2025 and 2024, the Company recorded royalty fees under the HPT Agreement in the amount of $19,235 and $0, respectively, within cost of sales on the accompanying statements of operations. Pursuant to the Mágico González Agreement, the Company will pay a royalty equivalent to 15% of the net sales obtained as remuneration for the transfer of the trademark use regulated under the agreement. Payment will be made within thirty days of the fiscal year end. There were no royalties due under the Magico Gonzalez Agreement in 2025 or 2024. For more information on the licensing agreements, see Note 4.

Litigation

The Company may be involved in certain routine legal proceedings from time to time before various courts and governmental agencies. The Company cannot predict the final disposition of such proceedings. If legal matters arise the Company reviews them and records a provision for claims considered probable of loss and for which such loss is estimable.

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

The Company acquired the Participative Loan through a non-monetary exchange, which was accounted for at fair value on the assignment date. The fair value of the Participative Loan was determined to be $8,711,035, which equals the aggregate fair value of the consideration transferred. The difference between the fair value of the Participative Loan and its outstanding principal balance was recognized as a premium of $787,675. The premium is being amortized over the term of the Participative Loan. During the year ended December 31, 2025, the Company recorded amortization of the premium of $255,569 on the accompanying statement of operations.

In exchange for the Participative Loan, the Company issued 750,000 shares of Class A Common Stock and agreed to a deferred cash payment of $1,000,000, denominated in US Dollars, due within 24 months, or June 2027. The shares of Class A Common Stock had a fair value of $7,884,589. The deferred payment was initially recorded at its present value of $826,446 using the effective interest method. The deferred payment is being accreted monthly and is presented as deferred liability – related party on the accompanying balance sheet. During the year ended December 31, 2025, the Company repaid $207,603 of the deferred payment.

For the year ended December 31, 2025, the Company recorded $48,024 of accretion expense, respectively, as a result of the deferred payment. The accretion expense is presented as a component of interest expense – related party in the accompanying statement of operations.

Because the Participative Loan is denominated in Euros, its carrying value is remeasured at each reporting period using the applicable exchange rate. For the year ended December 31, 2025, the Company recognized a gain on foreign currency remeasurement of $57,545. The gain on foreign currency remeasurement of the Participative Loan is presented in (gain) loss on foreign currency transactions, net in the accompanying statement of operations.

The Company recognized interest income – related party of $134,837 during the year ended December 31, 2025, related to the fixed interest rate on the Participative Loan in the accompanying statement of operations.

Stockholder Loan

On September 1, 2023, the Company entered into a line of credit (the “stockholder loan”) with its majority stockholder Sportech. The aggregate outstanding borrowings under the agreement, as amended, with Sportech will not exceed $1,000,000 and will maintain an interest rate of 4.19%. There were no upfront fees or commitment fees paid by the Company in connection with the stockholder loan. Individual draws and repayments are planned to be transacted in U.S. Dollars (“USD”).

During the year ended December 31, 2025, the Company repaid $488,664 on the stockholder loan. During the year ended December 31, 2024, the Company drew $453,469 on the stockholder loan. The stockholder loan is carried at cost until repayment and has a maturity date of December 31, 2029. The Company incurred $8,819 and $8,162 of interest expense during the year ended December 31, 2025 and 2024, respectively, in connection with interest due on the stockholder loan. The interest expense is presented as part of Interest expense – related party in the statements of operations. The total amount of interest due is $0 and $7,897 as of December 31, 2025 and 2024, respectively.

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

Prior to the Mágico González Agreement, Cádiz CF exclusively owned and had the right to manage the brand rights derived from the nickname by which the former fútbol player Mr. González Barillas is internationally known, “Mágico González,” and also owns the Spanish trademark, “Mágico González.” Pursuant to the Mágico González Agreement, the Company is granted the right to use the trademark exclusively for the following products and services: sports and non-sports clothing, sports equipment, nonalcoholic beverages, stationery products, merchandising products, household items, exploitation of bars and restaurants, sports events, cultural and musical events, and for commercial, advertising, and any other activities related to the Company’s business worldwide except in Spain. The initial term of the Mágico González Agreement is twenty years from the effective date of the contract. See Note 2 for additional details.

Contribution Capital Received in Advance for Stock Payable

In November 2024, the Company entered into a binding capital contribution agreement (the “Contribution Agreement”) with Sportech, as amended in June 2025, pursuant to which Sportech has agreed to provide or arrange for $10 million to fund the business and operations of the Company through 2027, in each case conditioned on the then-current listing of the Company on a U.S. national stock exchange.

On each funding date, in consideration for the cash contribution on such funding date, the Company will issue to Sportech a number of shares of Common Stock, calculated based on the current trading price of our Common Stock, pursuant to the applicable rules of the exchange. During the year ended December 31, 2025, the Company received $2,261,175 in capital contributions and issued 260,433 shares of Common Stock to Sportech.

On February 27, 2026, the Company entered into a subscription agreement with an unaffiliated third-party, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to $5.4 million of the Company’s Class A common stock, in one or more closings, at a price per share equal to $3.65, representing the issuance of up to 1,480,937 shares of Common Stock, in three separate tranches. On March 3, 2026, the Company closed the first tranche of the offering, and issued 584,969 shares of Common Stock to the investor at the per share purchase price. The second tranche of the offering closed on March 30, 2026, and the Company issued 447,983 shares to the investor as a result. The third tranche of the offering is scheduled to close on April 30, 2026. This investor was brought to the Company by Sportech as part of the fulfillment of the terms of the Contribution Agreement, with the remaining amount to be contributed under the Contribution Agreement of $0.4 million (Note 12).

Stadium Agreement

The Company entered into the Stadium Agreement with Cádiz CF whereby Cádiz CF granted the Company with temporary, non-exclusive rights to use the JP Financial Stadium and organize events to be held at the Stadium. The Stadium Agreement has a duration of ten years and may be extended for additional periods upon agreement of the parties. Refer to Note 2 for additional information.

NOTE 5. FINANCE LEASE – RELATED PARTY, DENOMINATED IN EUROS

In November 2025, the Company entered into a land lease agreement and purchase option (the “Lease Agreement”) with Sportech, pursuant to which Sportech has agreed to lease the Company a plot of land located at Puerto de Santa María, Spain (the “Property”) for an initial term of three years, which may be extended for an additional two year period by mutual agreement between the Company and Sportech. The Property is the intended site for the Company’s JP Financial Arena real estate development project.

The Lease Agreement requires the Company to pay monthly payments of €12,000 over the lease term. The Lease Agreement also contains a purchase option which may be exercised for either 1) the entirety of the Property at a price of €29.17 per square meter, or 2) at least 100,000 square meters of the Property at a price of €29.17 per square meter. As of the lease inception date, the Company had prepaid $2,643,498 toward the purchase option. Following the lease inception date and through December 31, 2025, the Company prepaid an additional $623,971 toward the purchase option. The Company has classified this lease as a finance lease. As of December 31, 2025, the unpaid portion of the purchase option, which is expected to be paid at the end of the lease term, is $1,830,382.

As of December 31, 2025, the finance lease right of use asset was $5,166,888. The Company’s finance lease cost consisted of interest expense of $36,063 and $0 of amortization of the right of use asset during the year ended December 31, 2025. The Company is not recording any amortization of the right off use asset as it is land and therefore has an indefinite estimated lifespan. Additionally, the Company believes that it is probable that it will exercise the purchase option of the Lease Agreement.

The weighted average remaining lease term of the Lease Agreement was 4.92 years as of December 31, 2025. The discount rate of the Lease Agreement was 8.00%. During the year ended December 31, 2025 the Company made payments of $12,993 towards the related party finance lease.

Future minimum payments under the finance lease as of December 31, 2025, are as follows:

2026	$169,151
2027	169,151
2028	169,151
2029	169,151
2030	1,985,437
Thereafter	-
Total minimum lease payments	2,662,041
Less: imputed interest	(739,552)
Present value of future lease payments	1,922,489

Current finance lease liability – related party	15,927
Long-term finance lease liability – related party	$1,906,562

NOTE 6. DIRECT LISTING FEES

In October 2025, the Company completed the direct listing of its common stock on the NASDAQ stock exchange. In relation to the direct listing, the Company engaged a financial advisor to perform certain financial services for the Company. As a result, the Company agreed to issue the financial advisor common stock with an aggregate value of $250,000 and cash payments totaling $1,072,200. The cash payments consist of a $272,200 payment due by December 15, 2025, and five quarterly payments of $160,000 due beginning on March 30, 2026.

In October 2025, the Company issued 11,905 shares of common stock to the financial advisor in satisfaction of the common stock owed and recorded $250,000 of compensation expense as a component of professional fees on the accompanying statement of operations for the year ended December 31, 2025. The Company recorded the remaining $800,000 due to the financial advisor at present value, resulting in liability of $754,154 presented as direct listing fees payable on the accompanying balance sheet as of December 31, 2025.

Future payments owed to the financial advisor for direct listing services as of December 31, 2025, are as follows:

2026	$640,000
2027	160,000
Total minimum direct listing fee payments	800,000
Less: imputed interest	(45,846)
Present value of future direct listing fee payments	754,154

Current direct listing fee payable	609,237
Long-term direct listing fee payable	$144,917

NOTE 7. FAIR VALUE MEASUREMENT

Yorkville Convertible Notes Payable

The Company follows the guidance in ASC 820 Fair Value Measurements and Disclosures for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the Yorkville convertible notes payable represents a Level 3 measurement. See Note 8 for information relating to the Yorkville convertible notes payable.

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025	December 31, 2024
Liabilities:
Yorkville convertible note (tranche #1)	3	$498,203	$—
Yorkville convertible note (tranche #2)	3	488,433	—
Yorkville convertible note (tranche #3)	3	660,027	—
Total fair value		$1,646,663	$—

The measurement of fair value of the Yorkville convertible notes payable was determined utilizing a Monte Carlo simulation considering all relevant assumptions (i.e., share price, term, volatility, risk-free rate, and probability of optional redemption). Refer to Note 8 for further details.

For the year ended December 31, 2025, the Company recognized a gain of $702,707 resulting from changes in the fair value of the Yorkville convertible notes payable.

The following table sets forth a summary of the changes in the fair value of the Yorkville convertible notes payable, which is a Level 3 financial liability measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2024	$—
Issuance of Yorkville convertible note (tranche #1)	500,000
Issuance of Yorkville convertible note (tranche #2)	500,000
Issuance of Yorkville convertible note (tranche #3)	2,000,000
Conversion of Yorkville #3 principal and accrued interest	(621,370)
Payments on convertible note payable, net	(29,260)
Change in fair value	(702,707)
Balance at December 31, 2025	$1,646,663

NOTE 8. CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST AT FAIR VALUE

Convertible Notes Payable (Yorkville)

On May 22, 2025, in connection with and pursuant to the terms of the SEPA with Yorkville, (see Note 9 for further details), Yorkville agreed to advance to the Company, in exchange for convertible notes payable, an aggregate principal amount of up to $3,000,000, $500,000 of which was funded at the Closing (the “Yorkville Convertible Note #1”); $500,000 of which was funded on July 2, 2025 (the “Yorkville Convertible Note #2”); and $2,000,000 which was funded on November 4, 2025 (the “Yorkville Convertible Note #3”).

The Company received net proceeds of $460,000 after a non-cash original issue discount of $40,000 during the three months ended June 30, 2025 as a result of Yorkville Convertible Note #1. The Company received additional net proceeds of $460,000 after a non-cash original issue discount of $40,000 during the three months ended September 30, 2025 as a result of Yorkville Convertible Note #2. Lastly, the Company received additional net proceeds of $1,840,000 after a non-cash original issue discount of $160,000 during the three months ended December 31, 2025 as a result of Yorkville Convertible Note #3. The original issuance discounts were expensed in the accompanying statement of operations under loss from original issue discount on convertible notes payable.

Yorkville Convertible Note #1, Yorkville Convertible Note #2, and Yorkville Convertible Note #3 (together the “Yorkville Notes”) have a maturity date of May 22, 2026, and accrue interest at 8% per annum, subject to an increase to 18% per annum upon an event of default. As of December 31, 2025, no events of default have occurred.

The Yorkville Notes are scheduled to be repaid in equal installments beginning in February 2026 and ending in May 2026.

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

The Floor Price may be adjusted downward to 20% of the average VWAP over the five trading days prior to the effectiveness of the initial Registration Statement and may be further reduced by the Company via written notice, subject to specific pricing limits.

Yorkville will not have the right to convert any portion of the principal to the extent that, after giving effect to such conversion, Yorkville would beneficially own more than 4.99% of the total number of shares of Class A common stock outstanding immediately after such conversion.

Each Convertible Note provides that the conversion price of each Convertible Note shall be adjusted if the Company issues shares of Class A common stock at a price less than $8.00. In February 2026, we issued shares of Class A common stock to a third-party investor at a price equal to $3.65 per share. As a result, the conversion price of the Convertible Notes was adjusted downward to $3.65 per share.

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

On November 18, 2025, Yorkville converted $250,000 of principal of Yorkville Convertible Note #3 and accrued interest of $8,767, into 32,345 shares of Common Stock. On December 2, 2025, Yorkville converted an additional $350,000 of note principal of Yorkville Convertible Note #3 and accrued interest of $12,603, into 45,325 shares of Common Stock. As of December 31, 2025, the principal amount outstanding under the Yorkville Notes is $2,400,000.

The Company has elected to record the Yorkville Notes at fair value at the date of issuance and in subsequent reporting periods. The fair value of Yorkville Convertible Note #1 as of May 22, 2025, the issuance date, was $500,000. The fair value of Yorkville Convertible Note #2 as of July 2, 2025, the issuance date, was $500,000. The fair value of Yorkville Convertible Note #3 as of October 31, 2025, the issuance date, was $2,000,000.

During the year ended December 31, 2025, the Company recorded a gain of $702,707 related to the change in fair value of the Yorkville Notes. The fair value of the Yorkville Notes as of December 31, 2025 was $1,646,663.

The inputs into the Monte Carlo simulation models used during the year ended December 31, 2025 to value the Yorkville notes were as follows:

Year Ended
December 31,
2025
Common stock fair value	$4.48 – $21.00
Equity volatility	70.00% – 78.00%
Remaining time to maturity (years)	0.89 – 0.39
Discounted market interest rate	20.00%
Risk-free rate	3.63% – 4.13%
Probability of optional redemption	5.00%

NOTE 9. STOCKHOLDERS’ EQUITY

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

Class A Common Stock

As of December 31, 2025, the Company is authorized to issue 80,000,000 shares of Class A Common Stock with a par value of $0.000001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share and are entitled to receive dividends when and as declared by the Board of Directors, subject to the preferential rights of the holders of the Preferred Stocks. Holders of the Company’s Class A Common Stock have no preemptive or similar rights or conversion rights. In the event of a voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of the Company, holders of Class A Common Stock will be entitled to share, ratably, in all assets remaining available for distribution after payment of all liabilities and after provision is made for each class of capital stock having preference over the Class A Common Stock, the Preferred Stock.

Upon formation of the Company, 25,000,000 shares of Class A Common Stock were issued to the majority shareholder, Sportech, at par. On May 10, 2024, 2,750,000 of these shares were resold to minority shareholders. On July 31, 2024, the Company entered into a Stock Surrender Agreement, pursuant to which Sportech surrendered 15,093,132 shares of Class A Common Stock for no value. These shares were cancelled.

The Company entered into various Subscription Agreements with minority shareholders. During the year ended December 31, 2024, the Company issued 764,350 shares of Class A Common Stock and received proceeds of $32,600. No shares were issued under these agreements during the year ended December 31, 2025. All shares issued pursuant to these agreements remain issued and outstanding as of December 31, 2025.

During the year ended December 31, 2025, the Company issued (i) 37,500 shares of Class A Common Stock as commitment shares in conjunction with Yorkville Convertible Note # 1 (See Note 8), (ii) 750,000 shares in connection with the Participative Loan as further described in Note 4, (iii) 260,433 shares in exchange for a capital contribution (see Note 4), (iv) 11,905 shares for direct listing fees (see Note 6), and (v) 77,670 shares upon conversion of Yorkville Convertible Note #3 (see Note 8).

As of December 31, 2025, there were 12,718,726 shares of Class A Common Stock issued and outstanding.

Class B Common Stock

As of December 31, 2025, the Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.000001 per share. Upon formation of the Company, 2,500,000 shares of Class B Common Stock were issued to the Company’s majority stockholder at par. Holders of the Company’s Class B Common Stock are entitled to twenty votes for each share and are entitled to receive dividends when and as declared by the Board of Directors, subject to the preferential rights of the holders of the Preferred Stocks. Holders of the Company’s Class B Common Stock have no preemptive or similar rights or conversion rights. In the event of a voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of the Company, holders of Class B Common Stock will be entitled to share, ratably, in all assets remaining available for distribution after payment of all liabilities and after provision is made for each class of capital stock having preference over the Class B Common Stock, the Preferred Stock. As of December 31, 2025, there were 2,500,000 shares of Class B Common Stock issued and outstanding with Sportech.

Preferred Stock

As of December 31, 2025, the Company is authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.000001 per share. Holders of the Company’s Preferred Stock are entitled to zero votes for each share. The Board of Directors of the Company is hereby expressly authorized to provide for the issue of all or any of the shares of the Preferred Stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, if any, and such designations, powers, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors. As of December 31, 2025, there were no such designations of any series of Preferred Stock nor were there any shares of Preferred Stock issued or outstanding.

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

The SEPA Option was evaluated and determined to be a freestanding financial instrument which did not meet the criteria to be accounted for as a derivative instrument. As of December 31, 2025, the Company determined the fair value of the SEPA Option continues to be insignificant.

In connection with the execution of the SEPA, the Company paid a cash structuring fee to Yorkville in the amount of $25,000 (the “Structuring Fee”). Additionally, the Company issued to Yorkville 37,500 shares of Class A common stock (the “Commitment Shares”) as a commitment fee, having an aggregate fair value of $300,000 at issuance. The aggregate fair value of the Structuring Fee and the Commitment Shares, totaling $325,000, was recorded on the accompanying statement of operations under SEPA commitment fee and structuring fee as an expense upon execution of the SEPA.

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

The SEPA will automatically terminate on the earlier of (i) the 36-month anniversary of the SEPA (May 20, 2028) (unless Convertible Notes remain outstanding), or (ii) the date Yorkville has purchased shares equal to the full commitment amount of $30,000,000. The Company may terminate the SEPA at no cost with five trading days’ written notice, provided there are no outstanding Advance Notices and all amounts owed to Yorkville under the SEPA and the Yorkville Notes have been paid. Termination may also occur by mutual written consent.

There were no Advance Notices issued pursuant to the SEPA during the year ended December 31, 2025 or as of the date that these financial statements are available to be issued.

Stock Based Compensation

On January 15, 2025, the Company adopted the Nomadar Corp. 2025 Omnibus Equity Incentive Plan (the “Plan”). The Plan reserves up to 3,000,000 shares of Class A Common Stock for issuance thereunder. As of the date that these financial statements all such shares were available to be issued, there were no awards granted under the Plan.

On January 15, 2025, the Company approved a non-employee director compensation policy which authorizes the Company to award an inaugural option to purchase 40,000 shares of the Company’s Class A Common Stock, an annual option award to purchase 30,000 shares of the Company’s Class A Common Stock, and an annual cash compensation component for board and committee members and chairs. The annual retainers payable to non-employee directors for service on our board of directors and its committees are (i) $30,000 for service on our board of directors, (ii) $4,000 for service on the nominating and corporate governance committee, (iii) $5,000 for service on the compensation committee, (iv) $6,000 for service on the audit committee, (v) an additional $20,000 for the chair(s) of our board of directors, (vi) an additional $6,000 for the chairman of each of the compensation committee and the nominating and corporate governance committee, and (vii) an additional $8,000 for the chairman of the audit committee. The Company’s obligations to furnish these payments began following the completion of the Direct Listing. As of December 31,2025, there were no awards granted, however, $40,000 of cash compensation was accrued for under this policy.

NOTE 10. INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under this guidance, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for net operating loss and tax credit carryforwards.

For the years ended December 31, 2025 and 2024, the loss before income taxes was $2,767,318 and $1,372,991, respectively. The Company had no tax expense or benefit for the years ending December 31, 2025 and 2024, and the Company had an effective tax rate of 0.00% for the years ended December 31, 2025 and 2024.

The reconciliation between the U.S. federal statutory income tax rate and the Company’s effective tax rate is as follows:

	For the year ended
	December 31, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage
US Federal Statutory Tax Rate	$(581,137)	21.00%	$(288,328)	21.00%
Foreign Tax Effect
Spain	5,970	(0.22)%	-	-%
Changes in Valuation Allowances	297,083	(10.73)%	96,411	(7.02)%
Nontaxable or Nondeductible Items
IPO Costs	277,662	(10.03)%	191,745	(13.97)%
Other	422	(0.02)%	172	(0.01)%
Effective Tax Rate	$-	0.00%	$-	0.00%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	As of	As of
	December 31,	December 31,
	2025	2024
Deferred tax assets:
Start-up costs	$80,122	$85,880
Net operating loss carryforwards	352,431	17,140
Deferred related party interest expense	-	1,658
Other	23,701	-
Total gross deferred tax assets	456,254	104,678
Valuation Allowance	(456,254)	(104,678)

Net deferred tax asset	$-	$-

The Company has U.S. Federal net operating loss (“NOLs”) carryforwards of approximately $1,400,000 as of December 31, 2025. The Spanish Branch has net operating loss carryforwards of approximately $200,000. The U.S. NOLs were generated after December 31, 2017, have an indefinite carryforward period, and are subject to an annual limitation of 80% of taxable income. Spanish net operating losses do not expire and can be carried forward indefinitely.

The Company has federal net operating loss carryforwards available to offset future taxable income. Utilization of these net operating losses may be subject to annual limitations under Section 382 of the Internal Revenue Code if the Company undergoes an ownership change, as defined in the Code. An ownership change occurs when there is a cumulative change in ownership of more than 50 percentage points by certain stockholders over a rolling three-year period. If such an ownership change were to occur, the amount of net operating losses that could be utilized annually would be limited. Spain also has limitations on net operating losses in specific and typically anti-avoidance scenarios. The Company has not performed a study to identify any ownership changes. Accordingly, no Section 382 limitation has been recorded.

Valuation Allowance

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore maintained a full valuation allowance.

Uncertain Tax Positions

As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No such amounts were recognized during the periods presented.

NOTE 11. SEGMENT INFORMATION

The Company completed its Direct Listing on October 31, 2025. The Company operated as one operating segment with a focus on its efforts to complete the Direct Listing prior to the completion of the Direct Listing. Following the completion of the Direct Listing, the Company continues to operate as a single operating segment with a focus on growing its revenue-generating activities. The Company’s Chief Executive Officer (“CEO”), as the chief operating decision maker, manages and allocates resources to the operations of the Company based on the line items included within these financial statements and evaluates segment performance based on net loss. This enables the CEO to assess the overall level of available resources and determine how best to deploy these resources across functions, potential service lines, and development projects in line with the long-term company-wide strategic goals.

The Company’s significant segment expenses for its one segment for the years ended December 31, 2025 and 2024 consisted of the following:

	Year ended
	December 31,	December 31,
	2025	2024

Revenue	$921,940	$8,025
Cost of sales	444,858	6,318
Gross profit	477,082	1,707

General and administrative expenses	444,009	92,018
Professional fees	2,766,385	1,274,941
(Gain) loss on foreign currency transactions, net	(41,807)	109
Loss from operations	(2,691,505)	(1,365,361)

Other expenses, net	75,813	7,630
Net Loss	$(2,767,318)	$(1,372,991)

NOTE 12. SUBSEQUENT EVENTS

Lease Prepayment

On January 30, 2026, the Company paid approximately $1.8 million to Sportech as an additional deposit towards the finance lease to be held and used towards the purchase option as explained in Note 5.

Second Capital Contribution from Sportech

In February 2026, the Company issued Sportech a total of 415,935 shares of Class A common stock pursuant to the Contribution Agreement in exchange for consideration of approximately $1.9 million provided by Sportech to the Company. Such issuances were unanimously approved by all members of the Audit Committee of the Board of Directors. The shares were issued at a price of $4.66 per share, representing the closing price of the common stock on the date of committee approval in accordance with the applicable rules of The Nasdaq Stock Market.

New Investors

On February 27, 2026, the Company entered into a subscription agreement with an unaffiliated third-party, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to approximately $5.4 million of the Company’s Class A common stock, in one or more closings, at a price per share equal to $3.65, representing the issuance of up to 1,480,937 shares of Common Stock, in three separate tranches. As a result, the conversion price of the Convertible Notes was adjusted downward to $3.65 per share. (Please see “Yorkville Conversions” below).

On March 3, 2026, the Company closed the first tranche of the offering, and issued 584,969 shares of Common Stock to the investor at the per share purchase price. The second tranche of the offering closed on March 30, 2026, and the Company issued 447,983 shares to the investor as a result. The third tranche of the offering is scheduled to close on April 30, 2026. This investor was brought to the Company by Sportech as part of the fulfillment of the terms of the Contribution Agreement, with the remaining amount to be contributed under the Contribution Agreement of $0.4 million.

On March 27, 2026, the Company entered into a subscription agreement with an unaffiliated third-party accredited investor, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to $1.738 million of the Company’s class A common stock at a price per share equal to $3.65, representing the issuance of up to 476,384 shares of common stock, in seven separate tranches.

JP Financial Agreement

On March 13, 2026, the Company ratified an Assignment Agreement of Naming Rights (the “Agreement”), between the Company through its branch in Spain, Nomadar Corp. Sucursal en España, JP Financial 2024, S.L. (“JP Financial” or the “Sponsor”), and Cádiz Club de Fútbol, S.A.D. (“Cádiz”) appearing solely for purposes of authorizing certain image and advertising rights. Cádiz is the parent company of Sport City Cádiz, S.L., the Company’s parent and controlling shareholder. The Agreement was originally executed by the Company, the Sponsor and Cádiz on March 3, 2026, and became effective upon ratification by the Audit Committee. Pursuant to the Agreement, the Company has assigned to JP Financial the exclusive commercial naming rights to the future venue (the “Venue”) to be developed within the Company’s urban and business development known as “Sportech City Cádiz” (the “Project”). The Venue will be commercially identified with the designation “JP Financial Arena Bahía de Cádiz”. As of the date of the Agreement, the Venue has not yet been constructed and currently consists of a plot of land integrated within the scope of the Project. The assignment includes the right to use the designated name and to associate the JP Financial brand with the Project, the Venue, and its future activity in communications, advertising media, marketing actions, and activations linked to its development.

The Agreement has an initial term of five years, commencing on March 3, 2026. As consideration for the rights assigned, JP Financial will pay the Company €500,000 per year, plus applicable indirect taxes, accruing annually on each anniversary of the Agreement.

Yorkville Conversions

On March 3, 2026, Yorkville converted $150,000 of principal and $19,945 of accrued interest of Convertible Notes, for a total conversion amount of $169,945, into 44,750 shares of Class A Common Stock. On March 16, 2026, Yorkville converted $200,000 of principal and $31,912 of accrued interest of Convertible Notes, for a total conversion amount of $231,912, into 63,537 shares of Class A Common Stock.

