Form 10-Q
period 2026-03-31
Nomadar Corp.
filed 2026-05-15
CIK 1994214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the Registrant’s common stock, $0.000001 par value per share, outstanding as of May 15, 2026, was 14,881,433.

NOMADAR CORP.

As used in this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our” and the “Company” mean Nomadar Corp. taken as a whole (unless the context indicates a different meaning).

i

NOMADAR CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash	$1,962,060	$78,163
Accounts receivable	574,236	185,201
Prepaid expenses and other current assets	128,162	12,805
Total current assets	2,664,458	276,169
Loan receivable – related party, denominated in Euros	5,634,691	8,513,011
Receivable from agreement with investor	500,000	—
Right-of-use asset	10,103,291	5,166,888
Equipment	2,890	—
Interest receivable – related party	204,200	134,837
Total assets	$19,109,530	$14,090,905

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,555,952	$1,453,995
Accrued expenses	768,667	275,966
Direct listing fees payable	597,291	609,237
Due to related party, net	83,224	18,095
Convertible notes payable – at fair value	1,866,013	1,646,663
Lease liability – current portion	1,754,784	15,927
Deferred revenue	772,043	164,558
Total current liabilities	7,397,974	4,184,441

Direct listing fees payable - noncurrent	—	144,917
Lease liability – long-term	—	1,906,562
Deferred liability – related party	—	666,867
Total liabilities	7,397,974	6,902,787

Commitments and contingencies (Note 3)

Stockholders’ equity:
Class A Common Stock; $0.000001 par value per share; 80,000,000 shares authorized; 14,275,900 and 12,718,726 issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	14	12
Class B Common Stock; $0.000001 par value per share; 10,000,000 shares authorized; 2,500,000 shares issued and outstanding at March 31, 2026 and December 31, 2025.	3	3
Additional paid-in capital	17,478,364	11,367,974
Accumulated deficit	(5,766,825)	(4,179,871)
Total stockholders’ equity	11,711,556	7,188,118
Total liabilities and stockholders’ equity	$19,109,530	$14,090,905

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOMADAR CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025

Revenue	$403,800	$186,937
Cost of sales	47,856	176,388
Gross profit	355,944	10,549

Operating expenses:
General and administrative expenses	503,011	45,459
Professional fees	559,300	253,997
Sales and marketing expenses	48,333	—
Loss (gain) on foreign currency transactions, net	24,065	(2,636)
Total operating expenses	1,134,709	296,820
Loss from operations	(778,765)	(286,271)

Other expense (income):
Change in fair value of convertible notes payable	621,207	—
Interest expense	158,374	5,048
Interest income – related party	(69,363)	—
Amortization of loan receivable premium	97,971	—
Other (income) expenses, net	808,189	5,048
Loss before provision for income taxes	(1,586,954)	(291,319)
Provision for income taxes	—	—
Net loss	$(1,586,954)	$(291,319)

Weighted average common shares outstanding – basic and diluted	15,448,692	11,581,218

Net loss per share attributable to common stockholders – basic and diluted	$(0.10)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOMADAR CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	12,718,726	$12	2,500,000	$3	—	$—	$11,367,974	$(4,179,871)	$7,188,118
Sale of common stock pursuant to subscription agreement	415,935	1	—	—	—	—	1,938,256	—	1,938,257
Issuance of common stock - conversions of convertible note	108,287	—	—	—	—	—	401,857	—	401,857
Sale of common stock pursuant to capital contribution agreement	1,032,952	1	—	—	—	—	3,770,277	—	3,770,278
Net loss	—	—	—	—	—	—	—	(1,586,954)	(1,586,954)
Balance at March 31, 2026	14,275,900	14	2,500,000	3	—	—	17,478,364	(5,766,825)	11,711,556

	Class A Common Stock		Class B Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	11,581,218	$12	2,500,000	$3	—	$—	$50,840	$(1,412,553)	$(1,361,698)
Net loss	—	—	—	—	—	—	—	(291,319)	(291,319)
Balance at March 31, 2025	11,581,218	12	2,500,000	3	—	—	50,840	(1,703,872)	(1,653,017)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOMADAR CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(1,586,954)	$(291,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of loan receivable premium – related party	97,971	—
Change in fair value of convertible notes payable	621,207	—
Foreign exchange loss on related party finance lease	(156,940)	—
Foreign exchange gain on loan receivable – related party	152,126	—
Accretion of deferred liability – related party	125,529	—
Interest on finance lease liability	29,708
Changes in operating assets and liabilities:
Accounts receivable	(389,035)	16,240
Interest receivable – related party	(69,363)	—
Prepaid expenses and other current assets	(115,357)	—
Accounts payable	101,957	536,022
Accrued expenses	492,701	(218,354)
Direct listing fees payable	(156,863)	—
Due to related party, net	65,129	—
Interest payable – stockholder loan	—	5,049
Deferred revenue	607,485	—
Net cash (used in) provided by operating activities	(180,699)	47,638

Cash Flows from Investing Activities:
Payments for receivable from agreement with investor	(500,000)	—
Proceeds from loan receivable - related party, denominated in Euros	2,628,223	—
Purchase of equipment	(2,890)	—
Net cash provided by investing activities	2,125,333	—

Cash Flows from Financing Activities:
Proceeds from sale of common stock pursuant to subscription agreement	1,938,257	—
Proceeds from sale of common stock pursuant to capital contribution agreement	3,770,278	—
Payments made on stockholder loan	—	(21,196)
Payments of finance lease liability	(41,964)	—
Payments toward purchase option of related party finance lease	(4,934,912)	—
Repayment of deferred liability – related party	(792,396)	—
Net cash used in financing activities	(60,737)	(21,196)

Net change in cash	1,883,897	26,442
Cash – Beginning of Period	78,163	417
Cash – End of Period	$1,962,060	$26,859

Noncash investing and financing activities:
ROU asset received in exchange for lease liability due to lease modification	$4,936,403	$—
Conversion of convertible note to common stock	$401,857	$—

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

The Company generates revenue through its High Performance Training Program and events management at the JP Financial Estadio (“JP Financial Stadium”).

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

Going Concern

As of March 31, 2026, the Company had $1,962,060 in cash and a working capital deficit of $4,733,516. The Company has incurred an operating loss of $778,765 during the three months ended March 31, 2026. As of March 31, 2026, the Company had an accumulated deficit of $5,766,825. Further, the Company expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these unaudited condensed financial statements are available to be issued.

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

The Company’s plans to address this uncertainty include obtaining future debt and equity financings. In addition, in November 2024, the Company entered into a binding capital contribution agreement with Sportech, as amended in June 2025, pursuant to which Sportech has agreed to provide up to $10 million to fund the business and operations of the Company in 2025, 2026, and 2027. As of the issuance date of these financial statements, the Company received the full $10 million in funding under the agreement with Sportech. On March 27, 2026, the Company entered into a subscription agreement with an unaffiliated third-party investor, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to $1.74 million of the Company’s class A common stock.

Lastly, the Company entered into a financing arrangement with a third party on May 20, 2025 pursuant to which the third party may purchase up to $30 million of the Company’s Class A Common Stock, including funding a prepaid advance of $3 million, which was funded in three separate transactions during 2025. There is no assurance that the Company’s plans to raise capital will be successful. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures to align with cash reserves, although there can be no guarantee that it will be successful in doing so. Accordingly, the Company may be required to raise additional cash through alternative debt or equity transactions. It may not be able to secure financing in a timely manner or on favorable terms, if at all. As a result, management’s plans cannot be considered probable and thus do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.

These accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

During the three months ended March 31, 2026, there were no changes to the Company’s significant accounting policies as described in the Company’s audited financial statements as of and for the year ended December 31, 2025, included in the amended Form 10-K as filed on March 31, 2026, except as described below.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Information

The Company’s unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for the interim financial reporting period and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and on the same basis as the Company prepares its annual audited financial statements. Pursuant to these rules and regulations, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the period presented are not necessarily indicative of the results that might be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2025. The condensed balance sheet as of December 31, 2025 has been derived from the audited financial statements of the Company, but does not include all of the disclosures required by GAAP.

Revenue Recognition

Overview

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

HPT Program

In August 2024, the Company entered into the HPT License Agreement with Club de Fútbol, S.A.D. (“Cádiz CF”), granting Nomadar the exclusive rights to the High Performance Training Program, being the exclusive rights to the business, know-how, and general operations of the Nomadar HPT. Under this licensing agreement, the Company enters into contracts with third-party fútbol academies which select certain players from their own program to be trained by Nomadar under the HPT experience. Revenues generated through the Nomadar HPT are derived from the players participating in the program. Each customer pays a monthly or per session fee to the Company based on the number of athletes admitted into the program. Nomadar is responsible for providing the athletes with housing and board, access to education, high-level training including individual technical training, official training kits, and full immersion into the La Liga fútbol club experience.

The Company concluded that the services provided under the HPT program contracts represent a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer. Accordingly, the Company recognizes revenue for the related services as such distinct services are performed over time.

During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $48,836 and $186,937, respectively, related to its HPT program. The Company recognized deferred revenue of $61,216 and $31,232 related to the HPT program as of March 31, 2026 and December 31, 2025, respectively.

Stadium Events

On October 30, 2024, the Company and Cádiz CF entered into an agreement (the “Stadium Agreement”), pursuant to which Cádiz CF granted to Nomadar a temporary, non-exclusive right to use the JP Financial Estadio (“JP Financial Stadium”). The Company has engaged third-party event coordinators to host events at JP Financial Stadium. Under these contracts, the Company is responsible for the assignment of space within JP Financial Stadium to the event coordinators, the facilitation of access necessary for event setup, execution, and dismantling, the provision of lighting, sound, access control, hostess services, and the stage for the event, and the compliance with all legal and regulatory requirements needed for the execution of the event. These contracts include a non-refundable up-front fee due at the closing of the contract as well as variable consideration in the form of a percentage of ticket sales earned by the event coordinator. Pursuant to the Stadium Agreement, the Company has agreed to assume in full all those expenses incurred by Cádiz CF that are necessary and duly justified to guarantee the correct exploitation of JP Financial Stadium. This obligation includes, but is not limited to, all costs associated with technical, logistical, maintenance, cleaning, supplies, security, personnel, insurance, licenses and any other service or action essential to ensure the correct provision of the service and the proper development of the contracted activity. Additionally, any expense derived from legal, technical or administrative requirements that Cádiz CF must face due to the activity that is the subject of the Stadium Agreement will also be fully reimbursed by the Company, upon presentation of the appropriate supporting documents, including any costs of a fiscal or tax nature (including direct or indirect taxes that may eventually be claimed from the club) that Cádiz CF may incur in the future because of the execution the Stadium Agreement. The Stadium Agreement has a term of ten (10) years, and may be extended for additional periods. There are no fixed minimum recurring payments due by Nomadar to Cádiz CF under the Stadium Agreement.

Deferred revenue balances associated with stadium events consist of the up-front fee paid to the Company at the time of closing of the contract. Deferred revenue is recognized in revenue upon occurrence of the event. As of March 31, 2026 and December 31, 2025, all of the Company’s deferred revenue attributable to stadium events were reported as current liabilities in the accompanying condensed balance sheet in the amount of $174,703 and $104,822, respectively. The Company did not recognize any revenue related to the hosting of stadium events during the three months ended March 31, 2026 or 2025.

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

Naming Rights

On March 13, 2026, the Company ratified an Assignment Agreement of Naming Rights (the “Naming Rights Agreement”) with JP Financial 2024, S.L. (“JP Financial” or the “Sponsor”), and Cádiz CF appearing solely for purposes of authorizing certain image and advertising rights. Pursuant to the Naming Rights Agreement, the Company has assigned to JP Financial the exclusive commercial naming rights to the future venue (the “Venue”) to be developed within the Company’s urban and business development known as “Sportech City Cádiz” (the “Project”). The Venue will be commercially identified with the designation “JP Financial Arena Bahía de Cádiz”. As of the date of the Agreement, the Venue has not yet been constructed and currently consists of a plot of land integrated within the scope of the Project. The assignment includes the right to use the designated name and to associate the JP Financial brand with the Project, the Venue, and its activity in communications, advertising media, marketing actions, and activations linked to its development.

The Naming Rights Agreement has an initial term of five years, commencing on March 3, 2026, following ratification on March 13, 2026. As consideration for the rights assigned, JP Financial will pay the Company €500,000 per year, plus applicable indirect taxes, due annually on each anniversary of the Agreement. The Company recognizes revenue from naming rights ratably over the term of the agreement as benefits are provided to the Sponsor. The Company recognized revenue of $48,739 during the three months ended March 31, 2026. As of March 31, 2026, the Company had deferred revenue of $536,125 due to the Naming Rights Agreement.

Educational Services

During the three months ended March 31, 2026, the Company commenced its educational service offering. Through this offering, the Company: 1) provides training initiatives in digital competencies aimed at professional sports and their business management, and 2) designs, develops, and implements an online digital content platform for the delivery of the training initiatives. The Company recognized $253,725 of educational services revenue during the three months ended March 31, 2026.

Mágico González Brand Revenue

In August 2024, the Company entered into an exclusive licensing agreements with Cádiz CF related to the brand Mágico González (the “Mágico González Agreement”). See Note 3 and Note 4 for more information related to the Mágico González Agreement.

During the fourth quarter of 2025 the Company entered into a contract with a customer for the production of a film that used the brand Mágico González. Pursuant to the contract the customer agreed to pay the Company $70,000 as consideration for the brand rights as well as granted the Company the right to 15% of the worldwide net profits from the film. During the three months ended March 31, 2026, the Company recognized $52,500 of Mágico González brand revenue. As of March 31, 2026 and December 31, 2025, the Company had $0 and $28,504 of deferred revenue relating to the Mágico González brand.

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

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the Three months Ended March 31,
	2026	2025
Convertible notes payable	561,644	—
Total	561,644	—

Recent Accounting Standards

The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a review to determine the consequences of the change to its financial statements.

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

NOTE 3. COMMITMENTS AND CONTINGENCIES

Exclusive License Agreements With Related Party

In August 2024, the Company entered into two exclusive licensing agreements with Cádiz CF S.A.D (“Cádiz CF”), one related to HPT activities and one related to the brand Mágico González, the “HPT Agreement” and the “Mágico González Agreement,” respectively. Each contract has a term of twenty years, and can be terminated under mutual agreement between both Cádiz CF and Nomadar, or through a breach of the contract terms. Pursuant to the HPT Agreement, the Company will pay a royalty equivalent to 15% of the net sales, defined as sales revenue less cost of goods sold, obtained as remuneration for the use of the HPT know-how regulated under the agreement. During the three months ended March 31, 2026 and 2025, the Company recorded royalty fees under the HPT Agreement in the amount of $1,453 and $7,904, respectively, within cost of sales on the accompanying unaudited condensed statement of operations, and none under the Mágico González agreement. Pursuant to the Mágico González Agreement, the Company will pay a royalty equivalent to 15% of the net sales obtained as remuneration for the transfer of the trademark use regulated under the agreement. Payment will be made within thirty days of the fiscal year end. For more information on the licensing agreements, see Note 4. During the three months ended March 31, 2026 and 2025, the Company recorded royalty fees under the Mágico González Agreement of $7,875 and $0, respectively.

Litigation

The Company may be involved in certain routine legal proceedings from time to time before various courts and governmental agencies. The Company cannot predict the final disposition of such proceedings. If legal matters arise the Company reviews them and records a provision for claims considered probable of loss and for which such loss is estimable.

NOTE 4. RELATED PARTY TRANSACTIONS

Loan Receivable – Related Party, Denominated in Euros

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

In exchange for the Participative Loan, the Company issued 750,000 shares of Class A Common Stock and agreed to a deferred cash payment of $1,000,000, due within 24 months. The shares of Class A Common Stock had a fair value of $7,884,589. The deferred payment was initially recorded at its present value of $826,446 and an original issue discount of $173,554. The deferred payment is being accreted monthly and is presented as deferred liability – related party on the accompanying condensed balance sheet. During the three months ended March 31, 2026 the Company repaid $792,396 of the deferred payment, representing the remaining liability at the time of repayment. As a result, the Company fully accreted the remaining discount on the deferred liability.

For the three months ended March 31, 2026 and 2025, the Company recorded $125,529 and $0 of accretion expense, respectively, as a result of the deferred payment. The accretion expense is presented as a component of interest expense in the accompanying condensed statement of operations.

The total fair value of the consideration transferred was $8,711,035, which equaled the fair value of the Participative Loan received.

Because the Participative Loan is denominated in Euros, its carrying value is remeasured at each reporting period using the applicable exchange rate. For the three months ended March 31, 2026 and 2025, the Company recognized a loss on foreign currency remeasurement of $152,126 and $0, respectively. The loss on foreign currency remeasurement of the Participative Loan is presented in loss (gain) on foreign currency transactions, net in the accompanying condensed statement of operations.

The Company recognized interest income – related party of $55,863 and $0 during the three months ended March 31, 2026 and 2025, respectively, related to the fixed interest rate on the Participative Loan in the accompanying condensed statement of operations. During the first quarter of 2026 the Company received $2,628,223 of principal repayments related to the Participative Loan. As of March 31, 2026, the Participative Loan had a remaining principal balance of approximately €4.5 million.

Receivable From Agreement with Investor

On March 4, 2026, the Company and Make A Mark Events SRL (the “Media Firm”) agreed to a remunerated private investment agreement and advertising partnership agreement (the “Media Firm Agreement”). The Media Firm is owned by an investor in Nomadar. Pursuant to the Media Firm Agreement, the Company gave $500,000 in connection with an advertising campaign for various clients managed through the Media Firm and its affiliated media operations. The $500,000 is repayable within thirty days, is renewable for additional thirty day periods up to one year, and earns a return at a rate 2.7% every thirty days. The Media Firm Agreement is guaranteed with certain contracts between the Media Firm and the Media Firm’s clients. Further, it is also guaranteed, jointly and severally, by the investor, the Media Firm, and Make Mark LLC.

During the three months ended March 31, 2026, the Company recognized income of $13,500 due to the Media Firm Agreement as part of interest income in the condensed Statement of Operations. As of March 31, 2026, the Company had recognized a receivable from the Media Firm Agreement with an investor and interest receivable of $500,000 and $13,500, respectively. See Note 11 for more information.

Stockholder Loan

On September 1, 2023, the Company entered into a line of credit (the “stockholder loan”) with Sportech. The aggregate outstanding borrowings under the agreement, as amended, with Sportech will not exceed $1,000,000 and will maintain an interest rate of 4.19%. There were no upfront fees or commitment fees paid by the Company in connection with the line of credit agreement. Individual draws and repayments are planned to be transacted in U.S. Dollars (“USD”).

During the three months ended March 31, 2026, the Company drew and repaid $0 on the stockholder loan. During the three months ended March 31, 2025, the Company drew and repaid $0 and $21,196 on the stockholder loan, respectively. The stockholder loan is carried at cost until repayment and has a maturity date of December 31, 2029. The Company incurred $0 and $5,048 of interest expense during the three months ended March 31, 2026 and 2025, respectively, in connection with interest due on the stockholder loan. The total amount of interest due is $0 and $12,946 as of March 31, 2026 and December 31, 2025, respectively. The balance of the stockholder loan was $0 as of March 31, 2026 and December 31, 2025.

Exclusive License Agreements

Pursuant to the HPT Agreement, the Company has planned and developed the HPT program in collaboration with Cádiz CF which provides the opportunity for youth fútbol players to become immersed in La Liga fútbol club where they receive access to training methods and coaching. Cádiz CF declares to be the holder of the know-how and practical knowledge necessary for the standardized development of the HPT program. Through the licensing agreement, Cádiz CF grants the Company the right to use the HPT know-how as described in Note 2. During the three months ended March 31, 2026 and 2025, the Company generated revenue of $48,836 and $186,937, respectively, related to the programs held under the HPT Agreement. During the three months ended March 31, 2026 and 2025, the Company incurred expenses of $14,030 and $176,388, respectively, related to the programs held under the HPT Agreement.

Prior to the Mágico González Agreement, Cádiz CF exclusively owned and had the right to manage the brand rights derived from the nickname by which the former fútbol player Mr. González Barillas is internationally known, “Mágico González,” and also owns the Spanish trademark, “Mágico González.” Pursuant to the Mágico González Agreement, the Company is granted the right to use the trademark exclusively for the following products and services: sports and non-sports clothing, sports equipment, nonalcoholic beverages, stationery products, merchandising products, household items, exploitation of bars and restaurants, sports events, cultural and musical events, and for commercial, advertising, and any other activities related to the Company’s business worldwide except in Spain. The initial term of the Mágico González Agreement is twenty years from the effective date of the contract. The Company generated revenue of $52,500 during the three months ended March 31, 2026 due to the Mágico González Agreement.

Capital Contribution Agreement

In November 2024, the Company entered into a binding capital contribution agreement with Sportech, as amended in June 2025, pursuant to which Sportech has agreed to provide up to $10 million to fund the business and operations of the Company in 2025, 2026, and 2027, in each case conditioned on the then-current listing of the Company on a U.S. national stock exchange.

On each funding date, in consideration for the cash contribution on such funding date, the Company will issue to Sportech a number of shares of Common Stock, calculated based on the current trading price of our Common Stock, pursuant to the applicable rules of the exchange. During the year ended December 31, 2025, the Company received $2,261,175 in capital contributions and issued 260,433 shares of Common Stock to Sportech. During the first quarter of 2026, the Company received $1,938,257 in capital contributions and issued 415,935 shares of Common Stock to Sportech.

On February 27, 2026, the Company entered into a subscription agreement with an unaffiliated third-party, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to $5.4 million of the Company’s Class A common stock, in one or more closings, at a price per share equal to $3.65, representing the issuance of up to 1,480,937 shares of Common Stock, in three separate tranches. On March 3, 2026, the Company closed the first tranche of the offering, and issued 584,969 shares of Common Stock to the investor at the per share purchase price. The second tranche of the offering closed on March 30, 2026, and the Company issued 447,983 shares to the investor as a result. Through the first and second tranche, the Company has received proceeds of $3,770,278. The third tranche of the offering closed on May 7, 2026. The Company issued 447,983 shares of common stock in exchange for approximately $1.6 million. This investor was brought to the Company by Sportech as part of the fulfillment of the terms of the capital contribution agreement.

On March 27, 2026, the Company entered into a subscription agreement with an unaffiliated third-party investor, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to $1.738 million of the Company’s class A common stock at a price per share equal to $3.65, representing the issuance of up to 476,384 shares of common stock, in seven separate tranches. This investor was brought to the Company by Sportech as part of the fulfillment of the terms of the capital contribution agreement. The first and second tranche were executed on May 11, 2026. The company issued 99,946 shares of common stock in exchange for approximately $364,803.

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

NOTE 5. FINANCE LEASE – RELATED PARTY, DENOMINATED IN EUROS

In November 2025, the Company entered into a land lease agreement and purchase option (the “Lease Agreement”) with Sportech, pursuant to which Sportech has agreed to lease the Company a plot of land located at Puerto de Santa María, Spain (the “Property”) for an initial term of three years, which may be extended for an additional two year period by mutual agreement between the Company and Sportech. The Property is the intended site for the Sportech City project, which would include the JP Financial Stadium.

The Lease Agreement requires the Company to pay monthly payments of €12,000 over the lease term. The Lease Agreement also contains a purchase option which may be exercised for either 1) the entirety of the Property at a price of €29.17 per square meter, or 2) at least 100,000 square meters of the Property at a price of €29.17 per square meter. As of the lease inception date, the Company had prepaid $2,643,498 toward the purchase option. Following the lease inception date and through March 31, 2026, the Company prepaid an additional $5,558,883 toward the purchase option. The Company has classified this lease as a finance lease.

During the three months ended March 31, 2026 the Company made prepayments of $4,934,912 towards the purchase option of the finance lease. During the first quarter of 2026, the Company re-evaluated its strategic plan, and now considers it probable that the Company will exercise the option to purchase the entirety of the Property. As a result of the modification, the Company adjusted the lease term to exclude the optional two year lease term extension and increased the expected purchase option amount to the maximum amount allowed under the Lease Agreement. As of March 31, 2026, the unpaid portion of the purchase option, which is expected to be paid during the remainder of 2026, is $1,678,764. Effective April 12, 2026 the Company and Sportech entered into an addendum and binding purchase option with the Lease Agreement pursuant to which it was agreed that the purchase option of the Lease Agreement may be exercised in increments over the term of the Lease Agreement as long as the increments are for no less than 100,000 square meters of the Property. Further, the Company agreed to exercise the purchase option for 130,000 square meters of the Property in exchange for proceeds of approximately $4.45 million (see Note 11).

As of March 31, 2026, the finance lease right of use asset was $10,103,291. The Company’s finance lease cost consisted of interest expense of $29,708, and $0 of amortization of the right of use asset during the three months ended March 31, 2026. The Company is not recording any amortization of the right of use asset as it is land and therefore has an indefinite estimated lifespan. Additionally, the Company believes that it is probable that it will exercise the purchase option of the Lease Agreement.

The weighted average remaining lease term of the Lease Agreement was 2.64 years as of March 31, 2026. The discount rate of the Lease Agreement was 8.00%. During the three months ended March 31, 2026, the Company made payments of $41,964 towards the related party finance lease.

Future minimum payments under the finance lease as of March 31, 2026, are as follows:

Remainder of 2026	$124,539
2027	166,052
2028	1,830,978
Total minimum lease payments	2,121,569
Less: imputed interest	(366,785)
Present value of future lease payments	$1,754,784

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

In October 2025, the Company issued 11,905 shares of common stock to the financial advisor in satisfaction of $250,000 of common stock owed. The Company recorded the remaining $800,000 due to the financial advisor at present value, resulting in liability of $754,154 presented as direct listing fees payable on the accompanying balance sheet as of December 31, 2025. During the three months ended March 31, 2026, the Company made payments of $160,000 and recognized interest expense of $3,137 as a result of the direct listing fees payable.

Future payments owed to the financial advisor for direct listing services as of March 31, 2026, are as follows:

Remainder of 2026	$480,000
2027	160,000
Total minimum direct listing fee payments	640,000
Less: imputed interest	(42,709)
Present value of future direct listing fee payments	597,291

Current direct listing fee payable	597,291
Long-term direct listing fee payable	$-

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
Liabilities:
Yorkville convertible note (tranche #1)	3	$477,199	$498,203
Yorkville convertible note (tranche #2)	3	450,552	488,433
Yorkville convertible note (tranche #3)	3	938,262	660,027
Total fair value		$1,866,013	$1,646,663

The measurement of fair value of the Yorkville convertible notes payable was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, term, volatility, risk-free rate, and probability of optional redemption). Refer to Note 8 for further details.

For the three months ended March 31, 2026, the Company recognized a loss of approximately $621,207 resulting from changes in the fair value of the Yorkville convertible notes payable.

The following table sets forth a summary of the changes in the fair value of the Yorkville convertible notes payable which is a Level 3 financial liability measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2025	$1,646,663
Conversion of Yorkville #3 principal	(350,000)
Conversion of Yorkville #3 accrued interest	(51,857)
Change in fair value	621,207
Balance at March 31, 2026	$1,866,013

NOTE 8. Convertible Notes Payable

Convertible Notes Payable (Yorkville)

On May 22, 2025, in connection with and pursuant to the terms of the SEPA with Yorkville, (see Note 9 for further details), Yorkville agreed to advance to the Company, in exchange for convertible notes payable, an aggregate principal amount of up to $3,000,000, $500,000 of which was funded at the Closing in exchange for the issuance by the Company of a Convertible Note Payable (the “Yorkville Convertible Note #1”); $500,000 of which was funded on July 2, 2025 in exchange for the issuance of a Convertible Note Payable (the “Yorkville Convertible Note #2”); and $2,000,000 which was funded on November 4, 2025.

The Company received net proceeds of $460,000 after a non-cash original issue discount of $40,000 during the three months ended June 30, 2025 as a result of Yorkville Convertible Note #1. The Company received additional net proceeds of $460,000 after a non-cash original issue discount of $40,000 during the three months ended September 30, 2025 as a result of Yorkville Convertible Note #2. Lastly, the Company received additional net proceeds of $1,840,000 after a non-cash original issue discount of $160,000 during the three months ended December 31, 2025 as a result of Yorkville Convertible Note #3. The original issuance discounts were expensed immediately upon the receipt of the proceeds.

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

Yorkville Convertible Note #1 and Yorkville Convertible Note #2 (together the “Yorkville Notes”) have a maturity date of May 20, 2026, and accrue interest at 8% per annum, subject to an increase to 18% per annum upon an event of default. As of March 31, 2026, no events of default have occurred.

The Yorkville Notes are scheduled to be repaid in equal installments beginning in February 2026 and ending in May 2026. The Company has not made the repayments and is in discussions with Yorkville regarding the repayment and conversion options.

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

Each Convertible Note provides that the conversion price of each Convertible Note shall be adjusted if the Company issues shares of Class A common stock at a price less than $8.00. In February 2026, the Company issued shares of Class A common stock to a third-party investor at a price equal to $3.65 per share. See Note 4 for more information. As a result, the conversion price of the Convertible Notes was adjusted downward to $3.65 per share.

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

On November 18, 2025, Yorkville converted $250,000 of principal of Yorkville Convertible Note #3 and accrued interest of $8,767, into 32,345 shares of Common Stock. On December 2, 2025, Yorkville converted an additional $350,000 of note principal of Yorkville Convertible Note #3 and accrued interest of $12,603, into 45,325 shares of Common Stock. As of December 31, 2025, the principal amount outstanding under the Yorkville Notes was $2,400,000.

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

The fair value of the outstanding balance on the Yorkville Notes as of March 31, 2026 and December 31, 2025 was $1,866,013 and $1,646,663, respectively.

The inputs into the Monte Carlo simulation models used to value the Yorkville notes as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Common stock fair value	$4.21	$4.48
Equity volatility	47.00%	70.00%
Remaining time to maturity (years)	0.14	0.39
Discounted market interest rate	20.00%	20.00%
Risk-free rate	3.73%	3.63%
Probability of optional redemption	5.00%	5.00%

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

Class A Common Stock

As of March 31, 2026, the Company is authorized to issue 80,000,000 shares of Class A Common Stock with a par value of $0.000001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share and are entitled to receive dividends when and as declared by the Board of Directors, subject to the preferential rights of the holders of the Preferred Stocks. Holders of the Company’s Class A Common Stock have no preemptive or similar rights or conversion rights. In the event of a voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of the Company, holders of Class A Common Stock will be entitled to share, ratably, in all assets remaining available for distribution after payment of all liabilities and after provision is made for each class of capital stock having preference over the Class A Common Stock, the Preferred Stock.

During the first quarter of 2026, the Company entered into a subscription agreement with Sportech. Pursuant to the agreement Sportech paid $1,938,257 to the Company in exchange for 415,935 shares of common stock.

On February 27, 2026, the Company entered into a subscription agreement with an unaffiliated third-party investor, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to $5,405,417 of the Company’s class A common stock, in one or more closings, at a price per share equal to $3.65, representing the issuance of up to 1,480,937 shares of common stock, in three separate tranches. As of March 31, 2026 the Company had sold 1,032,952 shares due to the first and second tranches, in exchange for proceeds of $3,770,278. See Note 4 for more information.

On March 27, 2026, the Company entered into a subscription agreement with an unaffiliated third-party investor, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to $1.74 million of the Company’s class A common stock, in one or more closings, at a price per share equal to $3.65, representing the issuance of up to 476,384 shares of common stock, in seven separate tranches. Subsequent to March 31, 2026 the Company sold 99,946 shares of common stock in exchange for proceeds of $364,803 in fulfillment of the first and second tranches, See Notes 4 and 11 for more information.

As of March 31, 2026, there were 14,275,900 shares of Class A Common Stock issued and outstanding.

Class B Common Stock

As of March 31, 2026, the Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.000001 per share. Upon formation of the Company, 2,500,000 shares of Class B Common Stock were issued to the Company’s majority stockholder at par. Holders of the Company’s Class B Common Stock are entitled to twenty votes for each share and are entitled to receive dividends when and as declared by the Board of Directors, subject to the preferential rights of the holders of the Preferred Stocks. Holders of the Company’s Class B Common Stock have no preemptive or similar rights or conversion rights. In the event of a voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of the Company, holders of Class B Common Stock will be entitled to share, ratably, in all assets remaining available for distribution after payment of all liabilities and after provision is made for each class of capital stock having preference over the Class B Common Stock, the Preferred Stock. As of March 31, 2026, there were 2,500,000 shares of Class B Common Stock issued and outstanding with Sportech.

Preferred Stock

As of March 31, 2026, the Company is authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.000001 per share. Holders of the Company’s Preferred Stock are entitled to zero votes for each share. The Board of Directors of the Company is hereby expressly authorized to provide for the issue of all or any of the shares of the Preferred Stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, if any, and such designations, powers, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors. As of March 31, 2026, there were no such designations of any series of Preferred Stock nor were there any shares of Preferred Stock issued or outstanding.

Yorkville SEPA

On May 20, 2025, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, subject to certain conditions, the Company shall have the option, but not the obligation, to sell to Yorkville, and Yorkville shall subscribe for, an aggregate amount of up to $30,000,000 of the Company’s shares of Class A common stock, par value $0.000001 per share, at the Company’s request any time during the commitment period commencing on May 20, 2025 and terminating on the 36-month anniversary of the SEPA (the “SEPA Option”).

The SEPA Option was evaluated and determined to be a freestanding financial instrument which did not meet the criteria to be accounted for as a derivative instrument. As of March 31, 2026, the Company determined the fair value of the SEPA Option continues to be insignificant.

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

Pursuant to the SEPA, while a balance remains outstanding under the Yorkville Notes, Yorkville may deliver an investor notice to receive shares in exchange for repayment of principal and interest. The number of shares issued is determined using the Conversion Price defined in the convertible note agreement, which is based on a VWAP formula and subject to a Floor Price. The Floor Price may be adjusted downward to 20% of the average VWAP over the five trading days prior to the effectiveness of the initial Registration Statement, and may be further reduced by the Company via written notice, subject to specific pricing limits. While any balance remains outstanding under the Yorkville Notes, the Company may not deliver Advance Notices under the SEPA unless an amortization event has occurred.

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

There were no Advance Notices issued pursuant to the SEPA during the three months ended March 31, 2026 or as of the date that these financial statements were issued.

Stock Based Compensation

On January 15, 2025, the Company adopted the Nomadar Corp. 2025 Omnibus Equity Incentive Plan (the “Plan”). The Plan reserves up to 3,000,000 shares of Class A Common Stock for issuance thereunder. As of the date that these condensed financial statements were available to be issued, there were no awards granted under the Plan.

On January 15, 2025, the Company approved a non-employee director compensation policy which authorizes the Company to award an inaugural option to purchase 40,000 shares of the Company’s Class A Common Stock, an annual option award to purchase 30,000 shares of the Company’s Class A Common Stock, and an annual cash compensation component for board and committee members and chairs. The annual retainers payable to non-employee directors for service on the Company’s Board of Directors and its committees are (i) $30,000 for service on the Board of Directors, (ii) $4,000 for service on the nominating and corporate governance committee, (iii) $5,000 for service on the compensation committee, (iv) $6,000 for service on the audit committee, (v) an additional $20,000 for the chair(s) of the Board of Directors, (vi) an additional $6,000 for the chairman of each of the compensation committee and the nominating and corporate governance committee, and (vii) an additional $8,000 for the chairman of the audit committee. The Company’s obligations to furnish these payments began following the completion of the Direct Listing. As of March 31, 2026 and December 31, 2025, there were no awards granted, however, $107,764 and $40,000 of cash compensation, respectively, was accrued for under this policy.

NOTE 10. SEGMENT INFORMATION

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the condensed financial statements were available to be issued.

Lease Agreement

On April 9, 2026, the Company and Sportech entered into an addendum to the Lease Agreement (see Note 5). The Property is the intended site for the Sportech City project, which would include the JP Financial Arena. The Addendum provides that the purchase option set forth in the Agreement may be exercised in increments over the course of the term of the Agreement, so long as each purchase option is not for less than 100,000 square meters of the Property. Simultaneously with the execution of the Addendum, the Company and Sportech entered into a binding purchase option, whereby the Company agreed to purchase 130,000 square meters of the Property from Sportech for €3,792,100 (approximately $4.45 million) within 90 days from the date of the purchase option. The Board of Directors (the “Board”) and the Audit Committee of the Board each approved and ratified the execution of the Addendum and the purchase option on April 12, 2026.

Yorkville Conversion

On April 24, 2026, Yorkville converted $200,000 of principal and $10,258 of accrued interest of Convertible Notes, for a total conversion amount of $210,258, into 57,604 shares of Class A Common Stock.

Capital Contributions

The third tranche of the $5.4 million subscription agreement dated February 27, 2026 closed on May 7, 2026. The Company issued 447,983 shares of common stock in exchange for approximately $1.6 million.

On May 11, 2026, pursuant to the March 27, 2026 subscription agreement with an unaffiliated third-party investor, the first and second tranches of the subscription agreement were executed and the Company issued 99,946 shares of common stock in exchange for approximately $364,803.

Purchase of two Spanish subsidiaries from Sportech

In May 14, 2026, the Audit Committee and the Board each ratified the purchase by the Company of two subsidiaries in Spain owned 100% by Sport City Cadiz for an aggregate purchase price of €6,000, each pursuant to a deed of sale and purchase dated April 13, 2026. These two subsidiaries were incorporated under the laws of Spain and did not have any activity. The Company intends to organize the HPT training and the Sportech Project activities through each one of these two entities.

Agreements with Media Firm Entities

In May 14, 2026, the Board ratified the prior entry by the Company into two Remunerated Private Investment Agreements, dated March 4, 2026 (the “Media Firm Agreement”) and March 30, 2026 (the “Second Media Firm Agreement”), respectively. Each of the Media Firm Agreement and the Second Media Firm Agreement were entered into by and among the Company, Make A Mark SRL (the “Media Firm”), an entity owned by an investor in the Company, and Make Mark, LLC (the “US Media Firm”). Pursuant to the Media Firm Agreement, the Company gave the Media Firm $500,000 in connection with an advertising campaign for various clients managed through the Media Firm and its affiliated media operations. The $500,000 is repayable within thirty days, is renewable for additional thirty day periods up to one year, and earns a return, due to the Company and to be paid by the Media Firm at a rate 2.7% every thirty days. The Media Firm Agreement is guaranteed with certain contracts between the Media Firm and the Media Firm’s clients, and further guaranteed, jointly and severally, by the investor, the Media Firm, and the US Media Firm.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the condensed financial statements and notes thereto appearing elsewhere in this report. References to “we,” “our,” “us,” and “Company” refer to Nomadar Corp.

Overview

Company Overview and Recent Developments

We are the innovation arm of Cádiz CF, a professional soccer club which currently competes in the Segunda División. We currently have four proposed business verticals, which are in various stages of development. We are also majority owned by Sport City Cádiz, S.L. (“Sport City” or “Sportech”)

We engaged in limited operations until 2025 when we began generating revenue from providing services under commercial contracts and purchase orders entered into in the ordinary course of business. On January 10, 2025, we entered into the Framework Agreement with Cádiz CF, whereby, among other things, Cádiz CF agreed to provide technical training staff for players enrolled in our programs, and we agreed to integrate our training methodologies into Cádiz CF’s training sessions. The Framework Agreement provides that we will: (i) coordinate the registration and enrollment of international players; (ii) manage accommodation for the players, (iii) coordinate with Cádiz CF technical staff; (iv) provide training equipment, and merchandising; and (v) integrate our training methodologies into the Cádiz CF training sessions. It further provides that Cádiz CF will: (i) provide coaching staff; (ii) integrate these international players into Cádiz CF youth academy teams; and (iii) organize matches. Pursuant to the Framework Agreement, each party shall issue the corresponding invoices, indicating the relevant service and concept. All specific services to be provided by Cádiz CF to us shall be paid for by us according to each player’s use and participation in each program. All specific services to be provided by us to Cádiz CF shall be paid for by Cádiz CF. The actual payment terms to be paid pursuant to the invoices under the Framework Agreement are not known at this time. The Framework Agreement is effective for three (3) years, renewable by written agreement; provided, however, that either party may terminate the Framework Agreement with 60 days’ prior written notice.

On January 12, 2025, we entered into an agreement with EJB, whereby EJB agreed to enroll players into the training programs and we agreed to provide training and related services to these players. Other than the entry into these commercial agreements, substantially all activity for the period from August 8, 2023 (inception) through March 31, 2026 relates to our formation and our direct listing, transactions entered into to consummate the direct listing, and our efforts to execute our various license and fundraising agreements further described herein. On October 31, 2025 we completed our direct listing on the Nasdaq Capital Market under the ticker symbol “NOMA”.

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

Upon the satisfaction of the conditions to Yorkville’s purchase obligation set forth in the SEPA, we will have the right, but not the obligation, from time to time at our discretion until the SEPA is terminated, to direct Yorkville to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to Yorkville ( “Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

The shares of Common Stock purchased pursuant to an Advance delivered by us will be purchased at a price equal to 95% of the lowest daily volume weighted average price (“VWAP”) of the shares of common stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice.

In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance to us in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of up to $3 million (each a “Pre-Paid Advance,” and together, the “Pre-Paid Advances”), which will be paid in three tranches. The first Pre-Paid Advance was disbursed on May 22, 2025 in the amount of $0.5 million with a fixed conversion price of $8.00, the second Pre-Paid Advance was disbursed on July 2, 2025 in the amount of $0.5 million with a fixed conversion price of $8.00, and the third Pre-Paid Advance was disbursed on November 4, 2025 in a principal amount of $2 million. In February 2026, the Company issued shares of Class A common stock to a third-party investor at a price equal to $3.65 per share. As a result, the conversion price of the Convertible Notes was adjusted downward to $3.65 per share

The purchase price for the Pre-Paid Advance is 92.0% of the principal amount of the Pre-Paid Advance. Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 8%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date of the Convertible Note issued in connection with each Pre-Paid Advance is May 20, 2026. Yorkville may convert the Convertible Notes into shares of our common stock at any time at a fixed conversion price equal to $3.65, subject to the terms of the Convertible Notes.

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

Under the applicable Nasdaq rules, in no event may we issue to Yorkville under the SEPA more than 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules. Moreover, we may not issue or sell any shares of Common Stock to Yorkville under the SEPA which, when aggregated with all other shares of common stock then beneficially owned by Yorkville and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 13d-3 thereunder), would result in Yorkville beneficially owning more than 4.99% of the outstanding shares of Common Stock.

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

The SEPA will automatically terminate on the earliest to occur of (i) the 36-month anniversary of the date of the SEPA, provided that if any Convertible Notes are then outstanding, such termination shall be delayed until the date that all Convertible Notes that were outstanding have been repaid, or (ii) the date on which Yorkville shall have made payment of advances pursuant to the SEPA equal to the Commitment Amount. We have the right to terminate the SEPA at no cost or penalty upon five (5) trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and we have paid all amounts owed to Yorkville pursuant to the Convertible Notes. We may also agree with Yorkville to terminate the SEPA by mutual written consent. Neither we nor Yorkville may assign or transfer our respective rights and obligations under the SEPA, and no provision of the SEPA may be modified or waived by us or Yorkville other than by an instrument in writing signed by both parties.

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

Multi-Purpose Event Center

On November 17, 2025, the Company entered into a land lease agreement and purchase option (the “Lease Agreement”) with Sportech, pursuant to which Sportech, as the owner of a plot of land located at Puerto de Santa Maria, Spain, as further described in the Lease Agreement (the “Property”), has agreed to lease the Company the Property, for an initial term of three years from the date of the Lease Agreement, which may be extended for an additional two year period by mutual agreement between the Company and Sportech. We intend to construct Sportech City on the Property. Once complete, the facility is planned to span over approximately 110,000 m², and feature a venue, which can host concerts and sporting events, with capacity for over 40,000 fans, a world-class hotel and convention center with commercial area, a sports clinic, gym & spa, and food court. As of March 31, 2026 we have paid deposits with respect to the lease agreement of $8,202,381, which will be applied to the purchase option once executed.

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

The Cádiz region in Spain has strong connectivity to Cádiz CF, which was established in 1910. We believe Cádiz will be the ideal location at the intersection of innovation, sports, entertainment, health, and technology as we not only contribute to the development of future stars but also build a loyal community of athletes and families. Locally, Cádiz CF has a loyal fan base, with the majority of Cádiz’s soccer fans being supporters of Cádiz CF. This is reflected by more than 18,000 season ticket holders. Additionally, through our association with figures like Mágico González and our commitment to celebrating cultural heritage, we tap into deep-seated fan loyalties and cultural narratives. This not only strengthens our brand identity but also fosters a strong emotional connection with our audience in the region. Sportech City will be within two hours of two international airports, Málaga and Sevilla, which will also allow easy access for fans located internationally.

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

We intend to launch the Mágico González brand in the U.S. in the second half of 2026, with e-commerce offerings beginning at such time.

Relationship Between Ourselves, Sportech, and Cádiz CF

We are majority owned by Sport City Cádiz, S.L. (“Sport City” or “Sportech”). Sportech is owned by Cádiz CF which is also a shareholder of ours. Therefore, we are a “controlled company” within the meaning of the listing rules of Nasdaq. We do not intend to rely on any exemptions from the corporate governance requirements that are available to controlled companies.

Cádiz CF and Sportech maintain various business relationships with us. For example:

●	We entered into the Sportech Loan, which provided that we may borrow up to $1 million from Sportech, from time to time. As of March 31, 2026, we had fully repaid the Sportech loan.
●	On November 1, 2024, we entered into an agreement with Sportech pursuant to which Sportech has agreed to provide up to $10 million to fund our business and operations in 2025, 2026, and 2027.
●	On October 30, 2024, we entered into an agreement with Cádiz CF, which granted us rights to use FP Financial Stadium, for the organization of events.
●	We entered into the HPT License Agreement and MG License Agreement with Cádiz CF whereby we license the rights to the Nomadar HPT and MG Rights from Cádiz CF in exchange for royalty payments.
●	On June 12, 2025, we entered into the Assignment Agreement with Sportech and Cadiz CF.
●	On November 10, 2025, Sportech entered into an urban development agreement with the Honorable City Council of El Puerto de Santa María, pursuant to which the City has agreed to enable the urban development of a plot of land (the “Property”) located at Puerto de Santa María, Spain. The Company is not a party to the urban development agreement. The Property is the intended site for the Sportech City project, which would include the JP Financial Arena. As of March 31, 2026, the Company paid a deposit amounting to $8,202,381 to Sportech which, will be applied to the intended lease agreement when and if executed.

As a result, we will continue to materially rely on the support of Sportech for additional capital in the near future, and we will have ongoing business and commercial relations with Sportech and Cádiz CF pursuant to the license arrangements.

Results of Operations

We engaged in limited operations until 2025 when we began generating revenue from providing services under commercial contracts and purchase orders entered into in the ordinary course of business. On January 10, 2025, we entered into the Framework Agreement with Cádiz CF, whereby, among other things, Cádiz CF agreed to provide technical training staff for players enrolled in our programs, and we agreed to integrate our training methodologies into Cádiz CF’s training sessions. The Framework Agreement provides that Nomadar will: (i) coordinate the registration and enrollment of international players; (ii) manage accommodation for the players, (iii) coordinate with Cádiz CF technical staff; (iv) provide training equipment, and merchandising; and (v) integrate Nomadar’s training methodologies into the Cádiz CF training sessions. It further provides that Cádiz CF will: (i) provide coaching staff; (ii) integrate these international players into Cádiz CF youth academy teams; and (iii) organize matches. Pursuant to the Framework Agreement, each party shall issue the corresponding invoices, indicating the relevant service and concept. All specific services to be provided by Cádiz CF to Nomadar shall be paid for by Nomadar according to each player’s use and participation in each program. All specific services to be provided by Nomadar to Cádiz CF shall be paid for by Cádiz CF. The actual payments terms to be paid pursuant to the invoices under the Framework Agreement are not known at this time. The Framework Agreement is effective for three (3) years, renewable by written agreement; provided, however, that either party may terminate the Framework Agreement with 60 days’ prior written notice. On January 12, 2025, we entered into an agreement with EJB, whereby EJB agreed to enroll players into our training programs and we agreed to provide training and related services to these players. Other than the entry into these commercial agreements, substantially all activity for the period from August 8, 2023 (inception) through March 31, 2026 relates to our formation and the direct listing, transactions entered into to consummate the direct listing, as well as our efforts to execute our various license and fundraising agreements further described herein. We expect to generate non-operating income in the form of interest income on cash and cash equivalents as well as the note receivable with Sportech. As a now publicly listed company, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Results of Operations for the Three months Ended March 31, 2026

	For the Three months Ended
	March 31,	March 31,	Three months
	2026	2025	Var ($)	Var (%)

Revenue	403,800	186,937	216,863	116%
Cost of sales	47,856	176,388	(128,532)	(73)%
Gross profit	355,944	10,549	345,395	3,274%

Operating expenses
General and administrative expenses	503,011	45,459	457,552	1,007%
Professional fees	559,300	253,997	305,303	120%
Sales and marketing expenses	48,333	-	48,333	100%
Loss (gain) on foreign currency transactions, net	24,065	(2,636)	26,701	(1,013)%
Total operating expenses	1,134,709	296,820	837,889	282%

Other expense, net	808,189	5,048	803,141	15,910%

Net loss	(1,586,954)	(291,319)	(1,295,635)	445%

Net Loss

During the first quarter of 2026 we had a net loss of $1,586,954 compared to a net loss of $291,319 during the first quarter of 2025. The primary driver of the increase in net loss was the increased non-cash loss from change in fair value of the convertible notes payable of $621,207 recorded within other expense. Additionally, our net loss increased due to an increase in operating expenses of $837,889.

Revenues

We earned revenue of $403,800 during the three months ended March 31, 2026 compared to $186,937 in the three months ended March 31, 2025. The increase in revenue is mainly attributable to the commencement of our educational services offering through which we provide training initiatives in digital competencies aimed at professional sports and their business management. We recognized educational services revenue of $253,725 during the three months ended March 31, 2026. Additionally, during the first quarter of 2026 we recognized $52,500 of revenue from our Mágico González brand. Lastly, during the first quarter of 2026 we recognized $48,739 of revenue by licensing the naming rights to our Sportech City facility project. The increases in revenue were offset by a decrease of $138,101 in HPT training revenue due to differences in the timing and volume of our training contracts.

Cost of Sales

We incurred costs of sales of $47,856 during the three months ended March 31, 2026 compared to $176,388 in the three months ended March 31, 2025. The decrease in cost of sales was driven primarily by a decrease in HPT training services provided.

Operating Expenses

We had operating expenses of $1,134,709 and $296,820 during the three months ended March 31, 2026 and 2025, respectively. The increase of $837,889, or 282%, was driven by the expansion of our operational activities following our direct listing, an increase in professional fees of $305,303 and by the increase in our sales and marketing expenses of $48,333.

Liquidity and Capital Resources; Going Concern Consideration

As of March 31, 2026, we had $1,962,060 in cash and a working capital deficit of $4,733,516. We have incurred an operating loss for the three months ended March 31, 2026 of $778,765, and had cash outflow from operations of $180,699. As of March 31, 2026, we had an accumulated deficit of $5,766,825. Further, we expect to continue to incur significant costs in pursuit of our financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year after the date of this filing.

The continuation as a going concern is dependent upon the continued financial support from our stockholders and debt holders. Specifically, continuation is contingent on our ability to obtain necessary equity or debt financing to continue operations, and ultimately our ability to generate profit from future sales and positive operating cash flows, which is not assured.

Our plans to address this uncertainty include obtaining future debt and equity financings. In addition, in November 2024, the Company entered into a binding capital contribution agreement with Sportech, as amended in June 2025, pursuant to which Sportech has agreed to provide up to $10 million to fund the business and operations of the Company in 2025, 2026, and 2027. As of the issuance date of these financial statements, the Company received the full $10 million in funding under the agreement with Sportech. On March 27, 2026, we entered into a subscription agreement with an unaffiliated third-party investor, pursuant to which the investor agreed to purchase, and we agreed to sell, up to $1.74 million of our class A common stock.

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

Unless it is extended at the discretion of the holder, the maturity date of the Convertible Notes issued in connection with each Pre-Paid Advance is May 20, 2026. Yorkville may convert the Convertible Notes into shares of our common stock at any time at a fixed conversion price equal to $3.65, subject to the terms of the Convertible Notes.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing, and financing activities, for the three months ended March 31, 2026 and 2025, respectively.

	For the Three months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(180,699)	$47,638
Investing activities	2,125,333	-
Financing activities	(60,737)	(21,196)
Net change in cash	$1,883,897	$26,442

Cash Flows from Operating Activities

For the three months ended March 31, 2026, we incurred a net loss of 1,586,954. Net cash used in operating activities was $180,699, consisting of $621,207 change in fair value of convertible notes payable, $97,971 amortization of the loan receivable premium, $152,126 foreign exchange loss on loan receivable, $156,940 foreign exchange loss on related party finance lease, $125,529 accretion of deferred liability – related party, $29,708 of interest on finance lease liability, and changes in operating assets and liabilities included a $389,035 increase in accounts receivable, $69,363 increase in interest receivable – related party, $115,357 increase in prepaid expenses and other current assets, $101,957 increase in accounts payable, $492,701 increase in accrued expenses, $156,863 decrease in direct listing fees payable, $65,129 increase in due to related party, and a $607,485 increase in deferred revenue. The increase in net loss is primarily due to the change in fair value of the convertible note payable.

For the three months ended March 31, 2025, we incurred a net loss of $291,319. Net cash provided by operating activities was $47,638. Changes in operating assets and liabilities included a $536,022 increase in accounts payable related to professional fees and costs of sales incurred, a $5,049 increase in interest payable - stockholder loan, and a $16,240 decrease in accounts receivable related to collection of an up-front fee on a stadium event contract and billed amounts pertaining to HPT program services rendered.

Cash Flows from Investing Activities

For the three months ended March 31, 2026, net cash provided by investing activities was $2,125,333. Net cash provided by investing activities was comprised of proceeds from the related party loan receivable of $2,628,223 offset by $500,000 payments in connection with an agreement with an investor and $2,890 for the purchase of equipment.

There were no investing activities during the three months ended March 31, 2025.

Cash Flows from Financing Activities

For the three months ended March 31, 2026, net cash used by financing activities was $60,737. Net cash used by financing activities was comprised of proceeds from issuance of common stock pursuant to subscription agreement of $1,938,257 and $3,770,278 of proceeds from issuance of common stock pursuant to a capital contribution agreement, offset by $41,964 of payments towards the finance lease, $4,934,912 of payments toward purchase option of related party finance lease, and $792,396 of payments toward the related party deferred liability.

For the three months ended March 31, 2025, net cash used in financing activities was $21,196. Net cash used in financing activities was comprised of payments made on a stockholder loan of $21,196.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies” included within the Notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and in Note 2 to our audited annual financial statements included in the 2025 Form 10-K.

Other than the Revenue Recognition policy shown in Note 2, “Summary of Significant Accounting Policies” included within the Notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, there have been no significant changes in our critical accounting policies during the three months ending March 31, 2026 as compared with those previously disclosed in the 2025 Form 10-K.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

On September 1, 2023, the Company entered into a line of credit agreement with Sportech, allowing the Company to borrow up to $1,000,000 from Sportech, with an interest rate of 4.19% and which expires on December 31, 2029. As of March 31, 2026, the Company has $0 outstanding on the line of credit agreement.

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

On June 12, 2025, the Company entered into an Assignment Agreement with Cádiz CF for the assignment of a participative loan agreement to the Company. In exchange for the assignment of the Participative Loan, the Company agreed to pay Cádiz CF $1 million within 24 months from the date of the Assignment Agreement. As of March 31, 2026, the Company had fully repaid the $1 million deferred liability.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.

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

As a result of the identified material weaknesses, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

Change in Internal Control over Financial Reporting

As a new public company, we are undertaking several initiatives to remediate the material weaknesses described above. These remediation efforts are ongoing, and we will continue to evaluate and improve our internal controls. Other than these ongoing remediation activities, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are not a party to any material litigation nor are we aware of any such threatened or pending litigation. We are not aware of any proceedings in which any of our directors, officers, affiliates or any registered or beneficial stockholders is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026, which we strongly encourage you to review (the “2025 Annual Report”). There have been no material changes from the risk factors described in the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Entry into a Material Definitive Agreement

On May 13, 2026, the Board ratified the prior entry by the Company into two Remunerated Private Investment Agreements, dated March 4, 2026 (the “Media Firm Agreement”) and March 30, 2026 (the “Second Media Firm Agreement”), respectively. Each of the Media Firm Agreement and the Second Media Firm Agreement were entered into by and among the Company, Make A Mark SRL (the “Media Firm”), an entity owned by an investor in the Company, and Make Mark, LLC (the “US Media Firm”). Pursuant to the Media Firm Agreement, the Company gave the Media Firm $500,000 in connection with an advertising campaign for various clients managed through the Media Firm and its affiliated media operations. The $500,000 is repayable within thirty days, is renewable for additional thirty day periods up to one year, and earns a return, due to the Company and to be paid by the Media Firm at a rate 2.7% every thirty days. The Media Firm Agreement is guaranteed with certain contracts between the Media Firm and the Media Firm’s clients, and further guaranteed, jointly and severally, by the investor, the Media Firm, and the US Media Firm.

The foregoing is merely a summary of the Media Firm Agreement and the Second Media Firm Agreement, and is qualified in its entirety by reference to the full text of each document, which are filed hereto as Exhibit 10.4 and Exhibit 10.5, respectively.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
10.1#	Form of Subscription Agreement between the Company and the investor thereto, dated February 27, 2026, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2026.
10.2#	Assignment Agreement of Naming Rights, dated March 3, 2026, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 16, 2026.
10.3	Form of Subscription Agreement between the Company and the investor thereto, dated March 27, 2026, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2026.
10.4	Remunerated Private Investment Agreement, between the Company, Make Mark LLC, and Make a Mark Events SRL, dated March 4, 2026.
10.5	Remunerated Private Investment Agreement, between the Company, Make Mark LLC, and Make a Mark Events SRL, dated March 30, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

# As permitted by Regulation S-K, Item 601(b)(10)(iv)of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nomadar Corp.

Date: May 15, 2026	By:	/s/ Rafael Contreras

Chief Executive Officer (principal executive officer)

Date: May 15, 2026	By:	/s/ Carlos Lacave

Chief Financial Officer (principal financial and accounting officer)

