Form 10-Q
period 2026-06-30
Nomadar Corp.
filed 2026-08-14
CIK 1994214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the Registrant’s common stock, $0.000001 par value per share, outstanding as of August 14, 2026, was 15,283,529 shares.

NOMADAR CORP.

As used in this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our” and the “Company” mean Nomadar Corp. taken as a whole (unless the context indicates a different meaning).

i

NOMADAR CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash	$438,578	$78,163
Accounts receivable	290,329	185,201
Prepaid expenses and other current assets	498,908	12,805
Loan receivable – related party, denominated in Euros	4,537,589	—
Total current assets	5,765,404	276,169

Loan receivable – related party, denominated in Euros	—	8,513,011
Receivable from agreement with investor	2,000,000	—
Right-of-use asset	—	5,166,888
Property and equipment, net	10,817,743	—
Interest receivable – related party	250,209	134,837
Total assets	$18,833,356	$14,090,905

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,405,696	$1,453,995
Accrued expenses	540,668	275,966
Direct listing fees payable	443,504	609,237
Due to related party, net	269,439	18,095
Convertible notes payable – at fair value	1,788,826	1,646,663
Lease liability – current portion	—	15,927
Deferred revenue	676,084	164,558
Total current liabilities	5,124,217	4,184,441

Direct listing fees payable - noncurrent	—	144,917
Lease liability – long-term	—	1,906,562
Deferred liability – related party	—	666,867
Total liabilities	5,124,217	6,902,787

Commitments and contingencies (Note 3)

Stockholders’ equity:
Class A common stock; $0.000001 par value per share; 80,000,000 shares authorized; 14,993,303 and 12,718,726 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	15	12
Class B common stock; $0.000001 par value per share; 10,000,000 shares authorized; 2,500,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	3	3

Additional paid-in capital	19,915,887	11,367,974
Accumulated deficit	(6,206,766)	(4,179,871)
Total stockholders’ equity	13,709,139	7,188,118
Total liabilities and stockholders’ equity	$18,833,356	$14,090,905

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOMADAR CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue	$669,571	$312,633	$1,073,371	$499,570
Cost of sales	70,475	94,706	118,331	271,094
Gross profit	599,096	217,927	955,040	228,476
Operating expenses:
General and administrative expenses	304,069	45,953	807,080	91,412
Professional fees	259,252	458,607	818,552	712,604
Sales and marketing expenses	150,030	—	198,363	—
Loss (gain) on foreign currency transactions, net	109,791	(57,548)	133,856	(60,184)
Total operating expenses	823,142	447,012	1,957,851	743,832
Loss from operations	(224,046)	(229,085)	(1,002,811)	(515,356)

Other expense (income):
Change in fair value of convertible notes payable	247,755	32,938	868,962	32,938
Amortization of loan receivable premium	99,060	—	197,031	—
Interest expense	23,529	7,530	181,903	12,578
Interest income – related party	(154,449)	(11,795)	(223,812)	(11,795)
SEPA commitment fee and structuring fee	—	325,000	—	325,000
Loss from original issue discount on convertible note payable	—	40,000	—	40,000
Other expenses, net	215,895	393,673	1,024,084	398,721
Loss before provision for income taxes	(439,941)	(622,758)	(2,026,895)	(914,077)
Provision for income taxes	—	—	—	—
Net loss	$(439,941)	$(622,758)	$(2,026,895)	$(914,077)

Weighted average common shares outstanding – basic and diluted	16,969,716	14,104,968	16,809,778	14,093,093

Net loss per share attributable to common stockholders – basic and diluted	$(0.03)	$(0.04)	$(0.12)	$(0.06)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOMADAR CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A common stock		Class B common stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	12,718,726	$12	2,500,000	$3	-	$-	$11,367,974	$(4,179,871)	$7,188,118
Sale of common stock pursuant to subscription agreement	415,935	1	-	-	-	-	1,938,256	-	1,938,257
Issuance of common stock - conversions of convertible note	108,287	-	-	-	-	-	401,857	-	401,857
Sale of common stock pursuant to capital contribution agreement	1,032,952	1	-	-	-	-	3,770,277	-	3,770,278
Net loss	-	-	-	-	-	-	-	(1,586,954)	(1,586,954)
Balance at March 31, 2026	14,275,900	$14	2,500,000	$3	-	-	$17,478,364	$(5,766,825)	$11,711,556
Sale of common stock pursuant to capital contribution agreement	623,217	1	-	-	-	-	2,112,581	-	2,112,582
Issuance of common stock - conversions of convertible note	94,186	-	-	-	-	-	324,942	-	324,942
Net loss	-	-	-	-	-	-	-	(439,941)	(439,941)
Balance at June 30, 2026	14,993,303	$15	2,500,000	$3	-	$-	$19,915,887	$(6,206,766)	$13,709,139

	Class A common stock		Class B common stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	11,581,218	$12	2,500,000	$3	-	$-	$50,840	$(1,412,553)	$(1,361,698)
Net loss	-							(291,319)	(291,319)
Balance at March 31, 2025	11,581,218	$12	2,500,000	$3	-	$-	$50,840	$(1,703,872)	$(1,653,017)
Issuance of commitment shares in conjunction with convertible note payable	37,500	-	-	-	-	-	300,000	-	300,000
Issuance of common stock pursuant to participative loan	750,000	-	-	-	-	-	7,884,589	-	7,884,589
Net loss	-	-	-	-	-	-	-	(622,758)	(622,758)
Balance at June 30, 2025	12,368,718	$12	2,500,000	$3	-	$-	$8,235,429	$(2,326,630)	$5,908,814

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOMADAR CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net Loss	$(2,026,895)	$(914,077)
Loss from original issue discount on convertible note payable	-	40,000
Change in fair value of convertible note payable	868,962	32,938
Non-cash issuance of commitment shares in conjunction with convertible note payable	-	300,000
Amortization of loan receivable premium – related party	197,031	-
Foreign exchange gain on loan receivable – related party	205,889	(53,827)
Foreign exchange gain on related party finance lease	(136,607)	-
Accretion of deferred liability – related party	125,529	4,279
Interest on finance lease liability	47,024	-
Accretion of direct listing fee discount	9,350	-
Depreciation	356	-
Changes in operating assets and liabilities:
Accounts receivable	(105,128)	16,240
Interest receivable – related party	(115,372)	(11,795)
Prepaid expenses and other current assets	(486,103)	(9,122)
Accounts payable	(48,299)	773,751
Accrued expenses	264,702	(124,277)
Direct listing fees payable	(320,000)	-
Due to related party, net	251,344	-
Interest payable – stockholder loan	-	8,300
Deferred revenue	511,526	(8,324)
Net cash used in (provided by) operating activities	(756,691)	54,086

Cash Flows from Investing Activities:
Payments for receivable from agreement with investor	(2,000,000)	-
Proceeds from loan receivable – related party, denominated in Euros	3,572,502	-
Purchase of construction in progress costs	(761,994)	-
Purchase of equipment	(3,972)	-
Net cash provided by investing activities	806,536	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock from subscription agreement	1,938,257	-
Proceeds from issuance of common stock from capital contributions	5,882,860	-
Payments made on stockholder loan	-	(324,601)
Payments made on deferred liability – related party	(792,396)	(207,604)
Proceeds from contributed capital issued in advance for stock payable – related party	-	203,772
Payments toward finance lease	(70,071)	-
Payment toward purchase option of related party finance lease	(6,648,080)	-
Proceeds from convertible note payable, net of $40,000 discount	-	460,000
Net cash provided by financing activities	310,570	131,567

Net Change in Cash	360,415	185,653
Cash – Beginning of Period	78,163	417
Cash – End of Period	$438,578	$186,070

Noncash investing and financing activities:
Acquisition of loan receivable – related party for common stock issued and a deferred payment liability	$-	$8,711,035
Issuance of commitment shares in conjunction with convertible note payable	$-	$300,000
Conversion of convertible note and interest to common stock	$726,799	$-
Reclassification of land to property and equipment from right-of-use asset upon exercise of lease purchase option	$10,052,133	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOMADAR CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 14, 2026, the Company purchased two subsidiaries from Sport City. These two subsidiaries were incorporated under the laws of Spain and currently do not have any activity. The Company intends to organize the HPT training and the Sportech Project activities through each one of these two entities.

The Company engaged in limited operations until 2025 when the Company began generating revenue from providing services under commercial contracts and purchase orders entered into in the ordinary course of business. On October 31, 2025 the Company completed the direct listing of its Class A common stock (the “Direct Listing”). Substantially all activity for the period from August 8, 2023 (inception) through October 31, 2025 related to the Company’s formation and the registered direct listing, as well as the Company’s efforts to execute the exclusive license agreements further described in Note 3.

Going Concern

As of June 30, 2026, the Company had $438,578 in cash and a working capital of $641,187. The Company has incurred an operating loss of $2,026,895 during the six months ended June 30, 2026. As of June 30, 2026, the Company had an accumulated deficit of $6,206,766. Further, the Company expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date these unaudited condensed consolidated financial statements are available to be issued.

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

The Company’s plans to address this uncertainty include obtaining future debt and equity financings. On March 27, 2026, the Company entered into a subscription agreement with an unaffiliated third-party investor, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to $1.74 million of the Company’s Class A common stock, of which $1.46 million of the Company’s Class A common stock is available to purchase and sell. Effective July 19, 2026, the Company entered into a subscription agreement with an unaffiliated third-party investor, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to $2.28 million of the Company’s Class A common stock. In July 2026, the Company received $570,948 in respect to this agreement (see Note 11), and the remaining $1.71 million of the Company’s Class A common stock is available to purchase and sell.

Lastly, the Company entered into a financing arrangement with a third party on May 20, 2025 pursuant to which the third party may purchase up to $30 million of the Company’s Class A common stock, including funding a prepaid advance of $3 million, which was funded in six separate transactions during 2025. There is no assurance that the Company’s plans to raise capital will be successful. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures to align with cash reserves, although there can be no guarantee that it will be successful in doing so. Accordingly, the Company may be required to raise additional cash through alternative debt or equity transactions. It may not be able to secure financing in a timely manner or on favorable terms, if at all. As a result, management’s plans cannot be considered probable and thus do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.

These accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Information

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for the interim financial reporting period and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and on the same basis as the Company prepares its annual audited financial statements. Pursuant to these rules and regulations, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s consolidated financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that might be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2025. The unaudited condensed balance sheet as of December 31, 2025 has been derived from the audited financial statements of the Company, but does not include all of the disclosures required by GAAP.

During the six months ended June 30, 2026, there were no changes to the Company’s significant accounting policies as described in the Company’s audited financial statements as of and for the year ended December 31, 2025, included in the Annual Report on Form 10-K as filed on March 31, 2026, except as described below.

Property and Equipment

Equipment is stated at cost, less accumulated depreciation. Land is recorded at cost and is not depreciated given its indefinite useful life. Equipment depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets which is estimated at 3 years. Construction in progress is not depreciated while the related asset is under development. Depreciation will begin when the depreciable asset is substantially complete and ready for its intended use.

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

HPT Program

In August 2024, the Company entered into the HPT License Agreement with Cádiz Club de Fútbol, S.A.D. (“Cádiz CF”), granting Nomadar the exclusive rights to the High Performance Training Program, being the exclusive rights to the business, know-how, and general operations of the Nomadar HPT. Under this licensing agreement, the Company enters into contracts with third-party fútbol academies which select certain players from their own program to be trained by Nomadar under the HPT experience. Revenues generated through the Nomadar HPT are derived from the players participating in the program. Each customer pays a monthly or per session fee to the Company based on the number of athletes admitted into the program. Nomadar is responsible for providing the athletes with housing and board, access to education, high-level training including individual technical training, official training kits, and full immersion into the La Liga fútbol club experience.

The Company concluded that the services provided under the HPT program contracts represent a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer. Accordingly, the Company recognizes revenue for the related services as such distinct services are performed over time.

During the three months ended June 30, 2026 and 2025, the Company recognized revenue of $101,788 and $134,145, respectively, related to its HPT program.

During the six months ended June 30, 2026 and 2025, the Company recognized revenue of $150,624 and $321,082, respectively, related to its HPT program.

The Company recorded deferred revenue of $111,473 and $31,232 related to the HPT program as of June 30, 2026 and December 31, 2025, respectively.

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

Deferred revenue balances associated with stadium events consist of the up-front fee paid to the Company at the time of closing of the contract. Deferred revenue is recognized in revenue upon occurrence of the event. As of June 30, 2026 and December 31, 2025, all of the Company’s deferred revenue attributable to stadium events were reported as current liabilities in the accompanying unaudited condensed consolidated balance sheet in the amount of $174,703 and $104,822, respectively. The Company did not recognize any revenue related to the hosting of stadium events during the six months ended June 30, 2026 or 2025.

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

The Naming Rights Agreement has an initial term of five years, commencing on March 3, 2026, following ratification on March 13, 2026. As consideration for the rights assigned, JP Financial will pay the Company €500,000 per year, plus applicable indirect taxes, due annually on each anniversary of the Agreement. The Company recognizes revenue from naming rights ratably over the term of the agreement as benefits are provided to the Sponsor. The Company recognized revenue of $146,217 during the three months ended June 30, 2026. The Company recognized revenue of $194,956 during the six months ended June 30, 2026. As of June 30, 2026, the Company recorded deferred revenue of $389,908 relating to the Naming Rights Agreement.

Educational Services

During the six months ended June 30, 2026, the Company commenced its educational service offering. Through this offering, the Company: 1) provides training initiatives in digital competencies aimed at professional sports and their business management, and 2) designs, develops, and implements an online digital content platform for the delivery of the training initiatives. The Company recognized $421,566 of educational services revenue during the three months ended June 30, 2026. The Company recognized $675,291 of educational services revenue during the six months ended June 30, 2026.

Mágico González Brand Revenue

In August 2024, the Company entered into an exclusive licensing agreements with Cádiz CF related to the brand Mágico González (the “Mágico González Agreement”). See Note 3 and Note 4 for more information related to the Mágico González Agreement.

During the fourth quarter of 2025 the Company entered into a contract with a customer for the production of a film that used the brand Mágico González. Pursuant to the contract the customer agreed to pay the Company $70,000 as consideration for the brand rights as well as granted the Company the right to 15% of the worldwide net profits from the film. During the three and six months ended June 30, 2026, the Company recognized $52,500 of Mágico González brand revenue. As of June 30, 2026 and December 31, 2025, the Company recorded $0 and $28,504 of deferred revenue relating to the Mágico González brand, respectively.

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

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	For the Six months Ended June 30,
	2026	2025
Convertible notes payable	479,452	62,500
Total	479,452	62,500

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

Pursuant to the HPT Agreement, the Company will pay a royalty equivalent to 15% of the net sales, defined as sales revenue less cost of goods sold, obtained as remuneration for the use of the HPT know-how regulated under the agreement. During the six months ended June 30, 2026 and 2025, the Company recorded royalty fees under the HPT Agreement in the amount of $5,449 and $7,904, respectively, within cost of sales on the accompanying unaudited condensed consolidated statements of operations. During the three months ended June 30, 2026 and 2025, the Company recorded royalty fees under the HPT Agreement in the amount of $3,996 and $7,904, respectively.

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

In exchange for the Participative Loan, the Company issued 750,000 shares of Class A common stock and agreed to a deferred cash payment of $1,000,000, due within 24 months. The shares of Class A common stock had a fair value of $7,884,589. The deferred payment was initially recorded at its present value of $826,446 and an original issue discount of $173,554. The deferred payment is being accreted monthly and is presented as deferred liability – related party on the accompanying unaudited condensed consolidated balance sheet at December 31, 2025.

During the six months ended June 30, 2026 the Company repaid $792,396 of the deferred payment, representing the remaining liability at the time of repayment. As a result, the Company fully accreted the remaining discount on the deferred liability.

For the three and six months ended June 30, 2026, the Company recorded $0 and $125,529 of accretion expense, respectively, relating to the deferred payment. The accretion expense is presented as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

Because the Participative Loan is denominated in Euros, its carrying value is remeasured at each reporting period using the applicable exchange rate. For the three months ended June 30, 2026 and 2025, the Company recognized a loss on foreign currency remeasurement of $53,762 and $53,827, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized a loss on foreign currency remeasurement of $205,889 and $53,827, respectively. The loss on foreign currency remeasurement of the Participative Loan is presented in gain (loss) on foreign currency transactions, net in the accompanying unaudited condensed consolidated statements of operations.

The Company recognized interest income – related party of $32,509 and $11,795 during the three months ended June 30, 2026 and 2025, and $88,372 and $11,795 during the six months ended June 30, 2026 and 2025, respectively, related to the fixed interest rate on the Participative Loan in the accompanying unaudited condensed consolidated statement of operations. During the six months ended June 30, 2026 the Company received $3,572,502 of principal repayments related to the Participative Loan. As of June 30, 2026, the Participative Loan had a remaining principal balance of approximately €3.7 million.

Receivable From Agreement with Investor

On March 4, 2026, the Company and Make A Mark Events SRL (the “Media Firm”) agreed to a remunerated private investment agreement and advertising partnership agreement (the “Media Firm Agreement”). The Media Firm is owned by an investor in Nomadar. Pursuant to the Media Firm Agreement, the Company paid $500,000 in connection with an advertising campaign for various clients managed through the Media Firm and its affiliated media operations. The $500,000 is repayable within thirty days, is renewable for additional thirty day periods up to one year, and earns a return at a rate 2.7% every thirty days.

On March 30, 2026, the Company and the Media Firm agreed to a remunerated private investment agreement and advertising partnership agreement (the “Second Media Firm Agreement”). The Media Firm is owned by an investor in Nomadar. Pursuant to the Second Media Firm Agreement, the Company paid $500,000 in connection with an advertising campaign for various clients managed through the Media Firm and its affiliated media operations. The $500,000 is repayable within thirty days, is renewable for additional thirty day periods up to one year, and earns a return at a rate 2.7% every thirty days.

On May 25, 2026, the Company and the Media Firm agreed to a remunerated private investment agreement and advertising partnership agreement (the “Third Media Firm Agreement”). The Media Firm is owned by an investor in Nomadar. Pursuant to the Third Media Firm Agreement, the Company paid $1,000,000 in connection with an advertising campaign for various clients managed through the Media Firm and its affiliated media operations. The $1,000,000 is repayable within thirty days, is renewable for additional thirty day periods up to one year, and earns a return at a rate 2.7% every thirty days.

The Media Firm Agreement, Second Media Firm Agreement and Third Media Firm Agreement (collectively “Media Firm Agreements”) are guaranteed with certain contracts between the Media Firm and the Media Firm’s clients. Further, they are also guaranteed, jointly and severally, by the investor, the Media Firm, and Make Mark LLC.

During the three and six months ended June 30, 2026, the Company recognized interest income of $121,500 and $135,000, respectively, in interest income – related party. As of June 30, 2026, the Company recognized a receivable from the Media Firm and associated interest receivable of $2,000,000 and $27,000, respectively. See Note 11 for more information.

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

During the six months ended June 30, 2026, the Company drew and repaid $0 on the stockholder loan. During the six months ended June 30, 2025, the Company drew and repaid $0 and $324,601 on the stockholder loan, respectively. The stockholder loan is carried at cost until repayment and has a maturity date of December 31, 2029. The Company incurred $0 and $3,370 of interest expense during the three months ended June 30, 2026 and 2025, and $0 and $8,418 of interest expense during the six months ended June 30, 2026 and 2025, respectively, in connection with interest due on the stockholder loan. The total amount of interest due is $0 as of June 30, 2026 and December 31, 2025. The balance of the stockholder loan was $0 as of June 30, 2026 and December 31, 2025.

Exclusive License Agreements

Pursuant to the HPT Agreement, the Company has planned and developed the HPT program in collaboration with Cádiz CF which provides the opportunity for youth fútbol players to become immersed in La Liga fútbol club where they receive access to training methods and coaching. Cádiz CF declares to be the holder of the know-how and practical knowledge necessary for the standardized development of the HPT program. Through the licensing agreement, Cádiz CF grants the Company the right to use the HPT know-how as described in Note 2. During the three months ended June 30, 2026 and 2025, the Company recognized revenue of $101,788 and $134,145, respectively, related to the programs held under the HPT Agreement. During the six months ended June 30, 2026 and 2025, the Company recognized revenue of $150,624 and $321,082, respectively, related to the programs held under the HPT Agreement. During the three months ended June 30, 2026 and 2025, the Company incurred expenses of $48,767 and $91,799, respectively, related to the programs held under the HPT Agreement. During the six months ended June 30, 2026 and 2025, the Company incurred expenses of $62,797 and $233,513, respectively, related to the programs held under the HPT Agreement.

Capital Contribution and Subscription Agreements

Prior to the Mágico González Agreement, Cádiz CF exclusively owned and had the right to manage the brand rights derived from the nickname by which the former fútbol player Mr. González Barillas is internationally known, “Mágico González,” and also owns the Spanish trademark, “Mágico González.” Pursuant to the Mágico González Agreement, the Company is granted the right to use the trademark exclusively for the following products and services: sports and non-sports clothing, sports equipment, nonalcoholic beverages, stationery products, merchandising products, household items, exploitation of bars and restaurants, sports events, cultural and musical events, and for commercial, advertising, and any other activities related to the Company’s business worldwide except in Spain. The initial term of the Mágico González Agreement is twenty years from the effective date of the contract. The Company recognized revenue of $52,500 during the three and six months ended June 30, 2026 due to the Mágico González Agreement.

In November 2024, the Company entered into a binding capital contribution agreement with Sportech, as amended in June 2025, pursuant to which Sportech has agreed to provide up to $10 million to fund the business and operations of the Company in 2025, 2026, and 2027, in each case conditioned on the then-current listing of the Company on a U.S. national stock exchange.

On each funding date, in consideration for the cash contribution on such funding date, the Company will issue to Sportech a number of shares of common stock, calculated based on the current trading price of our common stock, pursuant to the applicable rules of the exchange. During the year ended December 31, 2025, the Company received $2,261,175 in capital contributions and issued 260,433 shares of common stock to Sportech. During the first quarter of 2026, the Company received $1,938,257 in capital contributions and issued 415,935 shares of common stock to Sportech. There were no additional contributions made during the three months ended June 30, 2026.

On February 27, 2026, the Company entered into a subscription agreement with an unaffiliated third-party, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to $5.4 million of the Company’s Class A common stock, in one or more closings, at a price per share equal to $3.65, representing the issuance of up to 1,480,937 shares of no addition common stock, in six separate tranches. On March 3, 2026, the Company closed the first tranche of the offering, and issued 584,969 shares of common stock to the investor at the per share purchase price. The second tranche of the offering closed on March 30, 2026, and the Company issued 447,983 shares to the investor as a result. Through the first and second tranche, the Company received proceeds of approximately $3.8 million. The third tranche of the offering closed on May 7, 2026, whereby the Company issued 447,983 shares of common stock in exchange for approximately $1.6 million. This investor was brought to the Company by Sportech as part of the fulfillment of the terms of the capital contribution agreement, and as a result, this agreement was fully fulfilled as of June 30, 2026.

On March 27, 2026, the Company entered into a subscription agreement with an unaffiliated third-party investor, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to $1.738 million of the Company’s Class A common stock at a price per share equal to $3.65, representing the issuance of up to 476,384 shares of common stock, in seven separate tranches. This investor was brought to the Company by Sportech as part of the fulfillment of the terms of the capital contribution agreement. The first tranche was executed on May 11, 2026 and the second tranche was executed on June 3, 2026. The Company issued 175,234 shares of common stock in exchange for $477,442, which is net of $162,163 offering costs paid to the unaffiliated third-party investor.

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

NOTE 5. FINANCE LEASE – RELATED PARTY, DENOMINATED IN EUROS

In November 2025, the Company entered into a land lease agreement and purchase option (the “Lease Agreement”) with Sportech, pursuant to which Sportech has agreed to lease the Company a plot of land located at Puerto de Santa María, Spain (the “Property”) for an initial term of six years, which may be extended for an additional two year period by mutual agreement between the Company and Sportech. The Property is the intended site for the Sportech City project, which would include the JP Financial Stadium.

The Lease Agreement required the Company to pay monthly payments of €12,000 over the lease term. The Lease Agreement also contained a purchase option which could be exercised for either 1) the entirety of the Property at a price of €29.17 per square meter, or 2) at least 100,000 square meters of the Property at a price of €29.17 per square meter. As of the lease inception date, the Company had prepaid $2,643,498 toward the purchase option. Following the lease inception date and through June 30, 2026, the Company paid an additional $7,272,051 toward the purchase option. The Company had classified this lease as a finance lease.

On April 9, 2026, the Company entered into an addendum to the Lease Agreement which provided that the purchase option set forth in the Agreement may be exercised in increments over the course of the term of the Agreement, so long as each purchase option is not for less than 100,000 square meters of the Property. Simultaneously with the execution of the addendum, the Company and Sportech entered into a binding purchase option, whereby the Company agreed to purchase 130,000 square meters of the Property from Sportech for €3,792,100 (approximately $4.45 million) within 90 days from the date of the purchase option. Effective May 18, 2026, the Company exercised the purchase option over the remaining portion of the 161,433 square meters of the Property for €4,709,000 (approximately $5.49 million), plus the applicable taxes and costs, within 90 business days from the date of the purchase option.

During the six months ended June 30, 2026 the Company paid the required amount in full, in respect to the purchase option of the finance lease. In addition, the Company purchased construction in progress costs from Sportech in the amount of $761,994, which have been capitalized as part of Property and equipment, net, on the accompanying the unaudited condensed consolidated balance sheets.

As of June 30, 2026, as a result of the exercise of the Purchase Option, the amounts paid per the agreement of €8,501,000 ($10.1 million) are presented as the cost of the land as a component of property and equipment, and the finance lease right of use asset and associated lease liability were reduced to $0.

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

In October 2025, the Company issued 11,905 shares of common stock to the financial advisor in satisfaction of $250,000 of common stock owed. The Company recorded the remaining $800,000 due to the financial advisor at present value, resulting in liability of $754,154 presented as direct listing fees payable on the accompanying balance sheet as of December 31, 2025. During the six months ended June 30, 2026, the Company made payments of $320,000 and recognized accretion of direct listing fee discount of $9,350 as a result of the direct listing fees payable.

Future payments owed to the financial advisor for direct listing services as of June 30, 2026, are as follows:

Remainder of 2026	$320,000
2027	160,000
Total minimum direct listing fee payments	480,000
Less: imputed interest	(36,496)
Present value of future direct listing fee payments	443,504

Current direct listing fee payable	443,504
Long-term direct listing fee payable	$-

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Liabilities:
Yorkville convertible note (tranche #1)	3	$436,952	$498,203
Yorkville convertible note (tranche #2)	3	436,952	488,433
Yorkville convertible note (tranche #3)	3	914,922	660,027
Total fair value		$1,788,826	$1,646,663

The measurement of fair value of the Yorkville convertible notes payable at December 31, 2025 was determined utilizing a Monte Carlo simulation considering all relevant assumptions current at the date of issuance (i.e., share price, term, volatility, risk-free rate, and probability of optional redemption). The Company presented the Yorkville Notes at fair value at June 30, 2026, which is driven by the expected cash payment at maturity. Refer to Note 8 for further details.

For the six months ended June 30, 2026, the Company recognized a loss of approximately $868,962 resulting from changes in the fair value of the Yorkville convertible notes payable.

The following table sets forth a summary of the changes in the fair value of the Yorkville convertible notes payable, which is a Level 3 financial liability measured at fair value on a recurring basis:

Fair Value
Balance at December 31, 2025	$1,646,663
Conversion of Yorkville #3 principal	(650,000)
Conversion of Yorkville #3 accrued interest	(76,799)
Change in fair value	868,962
Balance at June 30, 2026	$1,788,826

NOTE 8. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable (Yorkville)

On May 22, 2025, in connection with and pursuant to the terms of the Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, (see Note 9 for further details), Yorkville agreed to advance to the Company, in exchange for convertible notes payable, an aggregate principal amount of up to $3,000,000, $500,000 of which was funded at the Closing in exchange for the issuance by the Company of a Convertible Note Payable (the “Yorkville Convertible Note #1”); $500,000 of which was funded on July 2, 2025 in exchange for the issuance of a Convertible Note Payable (the “Yorkville Convertible Note #2”); and $2,000,000 which was funded on November 4, 2025.

The Company received net proceeds of $460,000 after a non-cash original issue discount of $40,000 during the six months ended June 30, 2025 as a result of Yorkville Convertible Note #1. The Company received additional net proceeds of $460,000 after a non-cash original issue discount of $40,000 during the three months ended September 30, 2025 as a result of Yorkville Convertible Note #2. Lastly, the Company received additional net proceeds of $1,840,000 after a non-cash original issue discount of $160,000 during the six months ended December 31, 2025 as a result of Yorkville Convertible Note #3. The original issuance discounts were expensed immediately upon the receipt of the proceeds.

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

On April 24, 2026 Yorkville converted $200,000 of principal and $10,258 of accrued interest of Convertible Notes, for a total conversion amount of $210,258, into 57,604 shares of Class A common stock. On June 30, 2026, Yorkville converted $100,000 of principal and $14,684 of accrued interest of Convertible Notes, for a total conversion amount of $114,684, into 36,582 shares of Class A common stock.

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

Yorkville Convertible Note #1, Yorkville Convertible Note #2, and Yorkville Convertible Note #3 (together the “Yorkville Notes”) had an original maturity date of May 20, 2026, and accrue interest at 8% per annum, subject to an increase to 18% per annum upon an event of default. The Company did not make the repayments when scheduled. On July 10, 2026, the Company and Yorkville entered into a waiver and amendment to the Yorkville Notes under which the Company will pay a $50,000 waiver fee and the maturity date was extended to October 10, 2026.

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

The fair value of the outstanding balance on the Yorkville Notes as of June 30, 2026 and December 31, 2025 was $1,788,826 and $1,646,663, respectively.

The Company presented the Yorkville Notes at fair value at June 30, 2026. The fair value was estimated based on the short term nature of these notes and the anticipated manner in which they will be settled. The Company used the Monte Carlo simulation model to value the Yorkville notes as of December 31, 2025 and the inputs were as follows:

December 31, 2025
Common stock fair value	$4.48 - $21.00
Equity volatility	70.00% - 78.00%
Remaining time to maturity (years)	0.89 - 0.39
Discounted market interest rate	20.00%
Risk-free rate	3.63% - 4.13%
Probability of optional redemption	5.00%

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

Class A common stock

As of June 30, 2026, the Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share and are entitled to receive dividends when and as declared by the Board of Directors, subject to the preferential rights of the holders of the Preferred Stocks. Holders of the Company’s Class A common stock have no preemptive or similar rights or conversion rights. In the event of a voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of the Company, holders of Class A common stock will be entitled to share, ratably, in all assets remaining available for distribution after payment of all liabilities and after provision is made for each class of capital stock having preference over the Class A common stock, the Preferred Stock.

See Note 4 for information surrounding the issuance of Class A common stock during 2025 and 2026 in connection with the Subscription and Contribution Agreements.

As of June 30, 2026, there were 14,993,303 shares of Class A common stock issued and outstanding.

Class B common stock

As of June 30, 2026, the Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.000001 per share. Upon formation of the Company, 2,500,000 shares of Class B common stock were issued to the Company’s majority stockholder at par. Holders of the Company’s Class B common stock are entitled to twenty votes for each share and are entitled to receive dividends when and as declared by the Board of Directors, subject to the preferential rights of the holders of the Preferred Stocks. Holders of the Company’s Class B common stock have no preemptive or similar rights or conversion rights. In the event of a voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of the Company, holders of Class B common stock will be entitled to share, ratably, in all assets remaining available for distribution after payment of all liabilities and after provision is made for each class of capital stock having preference over the Class B common stock, the Preferred Stock. As of June 30, 2026, there were 2,500,000 shares of Class B common stock issued and outstanding with Sportech.

Preferred Stock

As of June 30, 2026, the Company is authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.000001 per share. Holders of the Company’s Preferred Stock are entitled to zero votes for each share. The Board of Directors of the Company is hereby expressly authorized to provide for the issue of all or any of the shares of the Preferred Stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, if any, and such designations, powers, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors. As of June 30, 2026, there were no such designations of any series of Preferred Stock nor were there any shares of Preferred Stock issued or outstanding.

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

The SEPA Option was evaluated and determined to be a freestanding financial instrument which did not meet the criteria to be accounted for as a derivative instrument. As of June 30, 2026, the Company determined the fair value of the SEPA Option continues to be insignificant.

In connection with the execution of the SEPA, the Company paid a cash structuring fee to Yorkville in the amount of $25,000 (the “Structuring Fee”). Additionally, the Company issued to Yorkville 37,500 shares of Class A common stock (the “Commitment Shares”) as a commitment fee, having an aggregate fair value of $300,000 at issuance. The aggregate fair value of the Structuring Fee and the Commitment Shares, totaling $325,000, was recorded on the accompanying unaudited condensed consolidated statement of operations under SEPA commitment fee and structuring fee as an expense upon execution of the SEPA.

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

There were no Advance Notices issued pursuant to the SEPA during the six months ended June 30, 2026.

Stock Based Compensation

On January 15, 2025, the Company adopted the Nomadar Corp. 2025 Omnibus Equity Incentive Plan (the “Plan”). The Plan reserves up to 3,000,000 shares of Class A common stock for issuance thereunder. As of the date that these unaudited condensed consolidated financial statements were available to be issued, there were no awards granted under the Plan.

On January 15, 2025, the Company approved a non-employee director compensation policy which authorizes the Company to award an inaugural option to purchase 40,000 shares of the Company’s Class A common stock, an annual option award to purchase 30,000 shares of the Company’s Class A common stock, and an annual cash compensation component for board and committee members and chairs. The annual retainers payable to non-employee directors for service on the Company’s Board of Directors and its committees are (i) $30,000 for service on the Board of Directors, (ii) $4,000 for service on the nominating and corporate governance committee, (iii) $5,000 for service on the compensation committee, (iv) $6,000 for service on the audit committee, (v) an additional $20,000 for the chair(s) of the Board of Directors, (vi) an additional $6,000 for the chairman of each of the compensation committee and the nominating and corporate governance committee, and (vii) an additional $8,000 for the chairman of the audit committee. The Company’s obligations to furnish these payments began following the completion of the Direct Listing. As of June 30, 2026 and December 31, 2025, there were no awards granted, however, $145,544 and $40,000 of cash compensation, respectively, was accrued for under this policy.

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the unaudited condensed consolidated financial statements were available to be issued.

Yorkville Waiver Agreement

On July 10, 2026, the Company and Yorkville entered into a waiver and amendment to the Yorkville Notes under which the Company paid a $50,000 waiver fee and the maturity date was extended to October 10, 2026 (see Note 8).

Securities Purchase Agreement

Effective July 19, 2026, the Company entered into the July 2026 Purchase Agreement providing for the issuance of up to approximately 625,699 shares of Class A common stock at a purchase price of $3.65 per share, in seven separate tranches. In July 2026, the Company issued 156,424 shares of Class A common stock in respect of this agreement for proceeds of $570,948.

Warrants Issued to Former Directors

In July 2026, the Board approved the issuance of warrants to purchase Class A common stock to Antonio G. Lobon and Manuel Vizcaino, each a former member of the Board, in recognition of their prior service. Each of Mr. Lobon and Mr. Vizcaino received: (i) a warrant to purchase 40,000 shares of Class A common stock at an exercise price of $10.00 per share, the initial listing price of the Class A common stock; and (ii) a warrant to purchase 30,000 shares of Class A common stock at an exercise price of $2.98 per share, equal to the Nasdaq closing price of the Class A common stock on July 17, 2026.

Yorkville Repayment and Conversions

On August 10, 2026, the Company repaid approximately $589,000 of principal and interest on the Convertible Notes to Yorkville.

On August 11, 2026, Yorkville converted $50,000 of principal and $6,312 of accrued interest of Convertible Notes, for a total conversion amount of $56,312, into 21,055 shares of Class A Common Stock. On August 12, 2026, Yorkville converted $100,000 of principal and $186 of accrued interest of Convertible Notes, for a total conversion amount of $100,186, into 37,459 shares of Class A Common Stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. References to “we,” “our,” “us,” and “Company” refer to Nomadar Corp.

Overview

Company Background

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

On January 12, 2025, we entered into an agreement with EJB, whereby EJB agreed to enroll players into the training programs and we agreed to provide training and related services to these players. Other than the entry into these commercial agreements, substantially all activity for the period from August 8, 2023 (inception) through our direct listing relates to our formation and our direct listing, transactions entered into to consummate the direct listing, and our efforts to execute our various license and fundraising agreements further described herein. On October 31, 2025 we completed our direct listing on the Nasdaq Capital Market under the ticker symbol “NOMA”.

Corporate Overview

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

On April 9, 2026, the Company and Sportech entered into an addendum to the Lease Agreement (see Note 5). The Addendum provides that the purchase option set forth in the Agreement may be exercised in increments over the course of the term of the Agreement, so long as each purchase option is not for less than 100,000 square meters of the Property. Simultaneously with the execution of the Addendum, the Company and Sportech entered into a binding purchase option, whereby the Company agreed to purchase 130,000 square meters of the Property from Sportech for €3,792,100 (approximately $4.45 million) within 90 days from the date of the purchase option. The Board and the Audit Committee of the Board each approved and ratified the execution of the Addendum and the purchase option on April 12, 2026.

Effective May 18, 2026, the Company exercised the purchase option over the remaining portion of the 161,433 square meters of the Property, whereby the Company agreed to purchase such remaining portion of the Property for €4,709,000.61 (approximately $5.49 million), plus the applicable taxes and costs, within 90 business days from the date of the purchase option.

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

Cádiz CF and Sportech maintain various business relationships with us. For example:

●	We entered into the Sportech Loan, which provided that we may borrow up to $1 million from Sportech, from time to time. As of June 30, 2026, we had fully repaid the Sportech loan.
●	On November 1, 2024, we entered into an agreement with Sportech pursuant to which Sportech has agreed to provide up to $10 million to fund our business and operations in 2025, 2026, and 2027. The agreement was fulfilled as of June 30, 2026.
●	On October 30, 2024, we entered into an agreement with Cádiz CF, which granted us rights to use JP Financial Stadium, for the organization of events.
●	We entered into the HPT License Agreement and MG License Agreement with Cádiz CF whereby we license the rights to the Nomadar HPT and MG Rights from Cádiz CF in exchange for royalty payments.
●	On June 12, 2025, we entered into the Assignment Agreement with Sportech and Cadiz CF.
●	On November 10, 2025, Sportech entered into an urban development agreement with the Honorable City Council of El Puerto de Santa María, pursuant to which the City has agreed to enable the urban development of a plot of land (the “Property”) located at Puerto de Santa María, Spain. The Company is not a party to the urban development agreement. The Property is the intended site for the Sportech City project, which would include the JP Financial Arena.
●	On November 17, 2025, the Company entered into a land lease agreement and purchase option (the “Lease Agreement”) with Sportech, pursuant to which Sportech, as the owner of the Property, has agreed to lease the Company the Property, for an initial term of three years from the date of the Lease Agreement, which may be extended for an additional two year period by mutual agreement between the Company and Sportech. On April 9, 2026, the Company and Sportech entered into an addendum to the Lease Agreement. The Addendum provides that the purchase option set forth in the Agreement may be exercised in increments over the course of the term of the Agreement, so long as each purchase option is not for less than 100,000 square meters of the Property. Simultaneously with the execution of the Addendum, the Company and Sportech entered into a binding purchase option, whereby the Company agreed to purchase 130,000 square meters of the Property from Sportech for €3,792,100 (approximately $4.45 million) within 90 days from the date of the purchase option. The Board and the Audit Committee of the Board each approved and ratified the execution of the Addendum and the purchase option on April 12, 2026. As of June 30, 2026, the Company exercised the purchase option for the Property.

As a result, we will continue to materially rely on the support of Sportech for additional capital in the near future, and we will have ongoing business and commercial relations with Sportech and Cádiz CF pursuant to the license arrangements.

Standby Equity Purchase Agreement

On May 20, 2025, we entered into a standby equity purchase agreement (the “SEPA”) with YA II PN, LTD. (“Yorkville”), a Cayman Islands exempt limited company, pursuant to which we have the right to sell to Yorkville up to $30.0 million (the “Commitment Amount”) of our shares of common stock, par value $0.000001, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales of the shares of common stock to Yorkville under the SEPA, and the timing of any such sales, are at our option, and we are under no obligation to sell any shares of Class A common stock to Yorkville under the SEPA except in connection with notices that may be submitted by Yorkville.

Results of Operations

We engaged in limited operations until 2025 when we began generating revenue from providing services under commercial contracts and purchase orders entered into in the ordinary course of business. On January 10, 2025, we entered into the Framework Agreement with Cádiz CF, whereby, among other things, Cádiz CF agreed to provide technical training staff for players enrolled in our programs, and we agreed to integrate our training methodologies into Cádiz CF’s training sessions. The Framework Agreement provides that Nomadar will: (i) coordinate the registration and enrollment of international players; (ii) manage accommodation for the players, (iii) coordinate with Cádiz CF technical staff; (iv) provide training equipment, and merchandising; and (v) integrate Nomadar’s training methodologies into the Cádiz CF training sessions. It further provides that Cádiz CF will: (i) provide coaching staff; (ii) integrate these international players into Cádiz CF youth academy teams; and (iii) organize matches. Pursuant to the Framework Agreement, each party shall issue the corresponding invoices, indicating the relevant service and concept. All specific services to be provided by Cádiz CF to Nomadar shall be paid for by Nomadar according to each player’s use and participation in each program. All specific services to be provided by Nomadar to Cádiz CF shall be paid for by Cádiz CF. The actual payments terms to be paid pursuant to the invoices under the Framework Agreement are not known at this time. The Framework Agreement is effective for three (3) years, renewable by written agreement; provided, however, that either party may terminate the Framework Agreement with 60 days’ prior written notice. On January 12, 2025, we entered into an agreement with EJB, whereby EJB agreed to enroll players into our training programs and we agreed to provide training and related services to these players. Other than the entry into these commercial agreements, substantially all activity for the period from August 8, 2023 (inception) through June 30, 2026 relates to our formation and the direct listing, transactions entered into to consummate the direct listing, as well as our efforts to execute our various license and fundraising agreements further described herein. We expect to generate non-operating income in the form of interest income on cash and cash equivalents as well as the note receivable with Sportech. As a now publicly listed company, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Results of Operations for the three months Ended June 30, 2026 and 2025

	For the three months Ended		Three months
	June 30, 2026	June 30, 2025	Var ($)	Var (%)

Revenue	$669,571	$312,633	$356,938	114%
Cost of sales	70,475	94,706	(24,231)	(26)%
Gross profit	599,096	217,927	381,169	175%

Operating expenses
General and administrative expenses	304,069	45,953	258,116	562%
Professional fees	259,252	458,607	(199,355)	(43)%
Sales and marketing expenses	150,030	-	150,030	100%
Loss (gain) on foreign currency transactions, net	109,791	(57,548)	167,339	(291)%
Total operating expenses	823,142	447,012	376,130	84%

Other expense, net	215,895	393,673	(177,778)	(45)%

Net loss	$(439,941)	$(622,758)	$182,817	(29)%

Net Loss

During the three months ended June 30, 2026 we had a net loss of $439,941, compared to a net loss of $622,758 during the second quarter of 2025. The primary driver of the decrease in net loss was the increase in gross profit of $381,169, decreases in other expenses, net of $177,778 and professional fees of $199,355, partially offset by increases in general and administrative expenses of $258,116, sales and marketing expenses of $150,030 and loss on foreign currency transactions, net, of $167,339. The primary driver of the decrease in other expenses, net, was a SEPA commitment fee and structuring fee of $325,000 recorded during the three months ended June 30, 2025.

Revenues

We earned revenue of $669,571 during the three months ended June 30, 2026, compared to $312,633 in the three months ended June 30, 2025. The increase in revenue is mainly attributable to the commencement of our educational services through which we provide training initiatives in digital competencies aimed at professional sports and their business management as well as $146,217 of revenue by licensing the naming rights to our Sportech Project.

Cost of Sales

We incurred costs of sales of $70,475 during the three months ended June 30, 2026, compared to $94,706 in the three months ended June 30, 2025. The decrease in cost of sales was driven primarily by the differences in the timing and volume of our training contracts.

Operating Expenses

We had operating expenses of $823,142 and $447,012 during the three months ended June 30, 2026 and 2025, respectively. The increase of $376,130, or 84%, was primarily driven by the expansion of our operational activities following our direct listing including $62,029 director fees, $61,857 Nasdaq related expenses, $55,961 professional services and $66,631 of salary related expenses.

Results of Operations for the six months Ended June 30, 2026 and 2025

	For the six months Ended		Six months
	June 30, 2026	June 30, 2025	Var ($)	Var (%)

Revenue	$1,073,371	$499,570	$573,801	115%
Cost of sales	118,331	271,094	(152,763)	(56)%
Gross profit	955,040	228,476	726,564	318%

Operating expenses
General and administrative expenses	807,080	91,412	715,668	783%
Professional fees	818,552	712,604	105,948	15%
Sales and marketing expenses	198,363	-	198,363	100%
Loss (gain) on foreign currency transactions, net	133,856	(60,184)	194,040	(322)%
Total operating expenses	1,957,851	743,832	1,214,019	163%

Other expense, net	1,024,084	398,721	625,363	157%

Net loss	$(2,026,895)	$(914,077)	$(1,112,818)	122%

Net Loss

During the six months ended June 30, 2026 we had a net loss of $2,026,895 compared to a net loss of $914,077 during the six months ended June 30, 2025. The primary driver of the increase in net loss was the increased non-cash loss from change in fair value of the convertible notes payable of $836,024 recorded within other expense. Additionally, our net loss increased due to an increase in operating expenses of $1,214,019 offset by $726,564 increase in gross profit.

Revenues

We earned revenue of $1,073,371 during the six months ended June 30, 2026 compared to $499,570 in the six months ended June 30, 2025. The increase in revenue is mainly attributable to the commencement of our educational services through which we provide training initiatives in digital competencies aimed at professional sports and their business management. We recognized educational services revenue of $675,291 during the six months ended June 30, 2026. We recognized educational services revenue of $675,291 during the six months ended June 30, 2026. Additionally, during the first six months of 2026, we recognized $52,500 of revenue from our Mágico González brand compared to $0 recognized during the first six months of 2025. Lastly, during the first six months of 2026, we recognized $194,956 of revenue by licensing the naming rights to our Sportech City facility project compared to $0 recognized during the first six months of 2025. During the six months ended June 30, 2026 the Company recognized revenue related to the programs held under the HPT Agreement of $150,624 as opposed to $321,082 of revenues recognized during the six months ended June 30, 2025.

Cost of Sales

We incurred costs of sales of $118,331 during the six months ended June 30, 2026 compared to $271,094 in the six months ended June 30, 2025. The decrease in cost of sales was driven primarily by the differences in the timing and volume of our training contracts.

Operating Expenses

We had operating expenses of $1,957,851 and $743,832 during the six months ended June 30, 2026 and 2025, respectively. The increase of $1,214,019 or 163%, was driven by the expansion of our operational activities following our direct listing, an increase in professional fees of $105,948 and by the increase in our sales and marketing expenses of $198,363.

Liquidity and Capital Resources; Going Concern Consideration

As of June 30, 2026, we had $438,578 in cash and working capital of $641,187. We have incurred an operating loss for the six months ended June 30, 2026 of $2,026,895, and had cash outflow from operations of $756,691. As of June 30, 2026, we had an accumulated deficit of $6,206,766. Further, we expect to continue to incur significant costs in pursuit of our financing and acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year after the date of this filing.

The continuation as a going concern is dependent upon the continued financial support from our stockholders and debt holders. Specifically, continuation is contingent on our ability to obtain necessary equity or debt financing to continue operations, and ultimately our ability to generate profit from future sales and positive operating cash flows, which is not assured.

Our plans to address this uncertainty include obtaining future debt and equity financings. On March 27, 2026, we entered into a subscription agreement with an unaffiliated third-party investor, pursuant to which the investor agreed to purchase, and we agreed to sell, up to $1.74 million of our Class A common stock. Effective July 19, 2026, we entered into a subscription agreement with an unaffiliated third-party investor, pursuant to which the investor agreed to purchase, and we agreed to sell, up to $2.28 million of the Company’s Class A common stock.

As of June 30, 2026 we sold 175,234 shares of common stock in exchange for proceeds of $477,442, net of $162,163 of offering costs paid to the unaffiliated third-party investor in fulfillment of the first and second tranches.

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

Unless it is extended at the discretion of the holder, the maturity date of the Convertible Notes issued in connection with each Pre-Paid Advance is extended to October 10, 2026. Yorkville may convert the Convertible Notes into shares of our common stock at any time at a fixed conversion price equal to $3.65, subject to the terms of the Convertible Notes.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing, and financing activities for the six months ended June 30, 2026 and 2025, respectively.

	For the Six months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(756,691)	$54,086
Investing activities	806,536	-
Financing activities	310,570	131,567
Net change in cash	$360,415	$185,653

Cash Flows from Operating Activities

For the six months ended June 30, 2026, we incurred a net loss of $2,026,895. Net cash used in operating activities was $756,691, consisting of $868,962 change in fair value of convertible notes payable, $197,031 amortization of the loan receivable premium, $205,889 foreign exchange loss on loan receivable, $136,607 foreign exchange gain on related party finance lease, $125,529 accretion of deferred liability – related party, $47,024 of interest on finance lease liability, and changes in operating assets and liabilities included a $105,128 increase in accounts receivable, $115,372 increase in interest receivable – related party, $486,103 increase in prepaid expenses, $48,299 decrease in accounts payable, $264,702 increase in accrued expenses, $320,000 decrease in direct listing fees payable, $251,344 increase in due to (from) related party, and a $511,526 increase in deferred revenue. The increase in net loss is primarily due to the change in fair value of the convertible note payable.

For the six months ended June 30, 2025, we incurred a net loss of $914,077. Net cash provided by operating activities was $54,086, consisting of $40,000 loss from original issue discount on convertible notes payable, $32,938 change in fair value of convertible notes payable, $300,000 non-cash issuance of commitment shares in conjunction with convertible note payable, $53,827 foreign exchange gain on loan receivable, $16,240 increase in accounts receivable, $11,795 increase in interest receivable – related party, $9,122 increase in prepaid expenses, $773,751 increase in accounts payable related to professional fees and costs of sales incurred, $124,277 decrease in accrued expenses, $8,300 increase in interest payable – stockholder loan, and a $8,324 decrease in deferred revenue.

Cash Flows from Investing Activities

For the six months ended June 30, 2026, net cash provided by investing activities was $806,536. Net cash provided by investing activities was comprised of proceeds from the related party loan receivable of $3,572,502 offset by $2,000,000 payments in connection with an agreement with an investor, investment in development of land and construction project of $761,994 and $3,972 for the purchase of equipment.

There were no investing activities during the six months ended June 30, 2025.

Cash Flows from Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $310,570. Net cash provided by financing activities was comprised of proceeds from issuance of common stock pursuant to subscription agreement of $2,415,699 and $5,405,418 of proceeds from issuance of common stock pursuant to a capital contribution agreement, offset by $70,071 of payments towards the finance lease, $6,648,080 of payments toward purchase option of related party finance lease, and $792,396 of payments toward the related party deferred liability.

For the six months ended June 30, 2025, net cash provided by financing activities was $131,567. Net cash provided by financing activities was comprised of payments made on the stockholder loan of $324,601, payments made on deferred liability – related party of $207,604, proceeds from contributed capital issued in advance for stock payable – related party of $203,772, and proceeds from convertible notes payable of $460,000.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies” included within the Notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and in Note 2 to our audited annual financial statements included in the 2025 Annual Report.

Other than the Revenue Recognition policy shown in Note 2, “Summary of Significant Accounting Policies” included within the Notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q, there have been no significant changes in our critical accounting policies during the six months ended June 30, 2026 as compared with those previously disclosed in the 2025 Annual Report.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

On September 1, 2023, the Company entered into a line of credit agreement with Sportech, allowing the Company to borrow up to $1,000,000 from Sportech, with an interest rate of 4.19% and which expires on December 31, 2029. As of June 30, 2026, the Company has $0 outstanding on the line of credit agreement.

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

On June 12, 2025, the Company entered into an Assignment Agreement with Cádiz CF for the assignment of a participative loan agreement to the Company. In exchange for the assignment of the Participative Loan, the Company agreed to pay Cádiz CF $1 million within 24 months from the date of the Assignment Agreement. As of June 30, 2026, the Company had fully repaid the $1 million deferred liability.

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

As a result of the identified material weaknesses, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

Change in Internal Control over Financial Reporting

As a new public company, we are undertaking several initiatives to remediate the material weaknesses described above. These remediation efforts are ongoing, and we will continue to evaluate and improve our internal controls. Other than these ongoing remediation activities, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective July 19, 2026, the Company entered into a securities purchase agreement (the “July 2026 Purchase Agreement”) with an unaffiliated third-party accredited investor, pursuant to which the investor agreed to purchase, and the Company agreed to sell, up to an aggregate subscription amount of $2,283,800 of the Company’s Class A common stock in one or more closings, at a price per share equal to $3.65, representing the issuance of up to approximately 625,699 shares of common stock, in seven separate tranches (the “July 2026 Offering”). The initial closing of $570,950 of shares (the “Initial Closing”) took place on July 29, 2026.

The remaining tranches of the Offering are scheduled to close in six subsequent closings of $285,475 each, on August 3, 2026, September 3, 2026, October 3, 2026, November 3, 2026, December 3, 2026, and January 3, 2027, subject to the satisfaction of customary closing conditions set forth in the July 2026 Purchase Agreement.

The securities sold in the Initial Closing were sold, and the Company intends to sell additional securities in the subsequent closings, under the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act and/or Regulation D or Regulation S promulgated thereunder, as a transaction by an issuer not involving any public offering. The investor represented to the Company that it is either an accredited investor, a qualified institutional buyer, or a non-”U.S. person” acquiring the shares in an offshore transaction in compliance with Regulation S.

Following the final closing of the July 2026 Offering, if the Company proposes to file a registration statement under the Securities Act covering the resale of shares of common stock for the account of one or more securityholders, the Company has agreed to include the resale of the Initial Closing shares in such registration statement, subject to customary conditions.

The July 2026 Purchase Agreement provides that, notwithstanding the aggregate subscription amount, the Company will not issue common stock to the Purchaser to the extent such issuance would cause the investor to beneficially own more than 9.99% of the Company’s then outstanding common stock.

A form of the July 2026 Purchase Agreement is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The disclosures set forth in this Item 2 are intended to be summaries only and are qualified in their entirety by reference to the form of the July 2026 Purchase Agreement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
10.1	Purchase Option effective as of May 18, 2026, by and between Nomadar Corp. and Sport City Cádiz S.L., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 20, 2026.
10.2	Remunerated Private Investment Agreement, between the Company, Make Mark LLC, and Make a Mark Events SRL, dated as of May 25, 2026, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 5, 2026.
10.3	Securities Purchase Agreement, between the Company and an unaffiliated third party investor, effective July 19, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Nomadar Corp.

Date: August 14, 2026	By:	/s/ Rafael Contreras

Chief Executive Officer (principal executive officer)

Date: August 14, 2026	By:	/s/ Carlos Lacave

Chief Financial Officer (principal financial and accounting officer)

